Form 10-Q
period 1998-06-30
PEN HOLDINGS INC
filed 1998-08-28
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended
                                  June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 333-60599

                               PEN HOLDINGS, INC.
                             ----------------------
             (Exact Name Of Registrant As Specified in Its Charter)

           Tennessee                                    62-0852576
           ---------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                          5110 Maryland Way, Suite 300
                           Brentwood, Tennessee 37027
                         ------------------------- -----
               (Address Of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (615) 371-7300

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
        filing requirements for the past 90 days. Yes |_| No |_| N/A |X|

            Indicate the number of shares of each of the registrant's
              classes of common stock, as of the latest practicable
             date: As of August 26, 1998: Class I Common Stock, $.01
                      par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

]

                               PEN HOLDINGS, INC.

                                      INDEX


                                                                                                           PAGE NUMBER
                                                                                                           -----------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet - June 30, 1998 and December 31, 1997 .................................         1

     Consolidated Statement of Income - Three Months Ended
          June 30, 1998 and 1997 and Six Months Ended June 30, 1998 and 1997...........................         2

     Consolidated Statements of changes In Shareholders' Equity .......................................         3

     Consolidated Statements of Cash Flows - Six Months Ended June 30,
          1998 and 1997................................................................................         4

     Notes to Condensed Consolidated Financial Statements..............................................         5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................................        11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................................        16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................        17

Item 2.   Changes in Securities and Use of Proceeds....................................................        17

Item 3.   Defaults Upon Senior Securities..............................................................        17

Item 4.   Submission of Matters to a Vote of Security Holders..........................................        17

Item 5.   Other Information............................................................................        17

Item 6.   Exhibits and Reports on Form 8-K.............................................................        17


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.


                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                     1998          1997
                                                                                  ----------    -----------
                                                                                  (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $ 23,722      $  6,151
  Accounts receivable (net of allowance for doubtful accounts of
  $456 and 415 respectively) .................................................        15,292        17,497
  Inventories ................................................................         6,599         4,760
  Deferred income taxes ......................................................         1,160         1,160
  Refundable income taxes ....................................................           259            --
  Net assets to be disposed ..................................................            21             4
  Other assets ...............................................................         1,487         2,315
                                                                                    --------      --------
     Total current assets ....................................................        48,540        31,887

Investment in unconsolidated affiliated companies ............................         4,787         5,393
Coal reserves and mine development costs, net ................................       136,620       138,502
Property, plant and equipment, net ...........................................        35,058        34,013
Long-term investments ........................................................        13,872        13,323
Net assets to be disposed ....................................................           566           566
Other assets .................................................................         3,506         1,163
                                                                                    --------      --------

                                                                                     242,949       224,847
                                                                                    ========      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .......................................      $    100      $ 11,177
  Current maturities of capital leases .......................................         3,559         3,936
  Accounts payable ...........................................................         7,385         7,704
  Accrued expenses ...........................................................         4,144         5,090
  Income taxes payable .......................................................            --         1,047
                                                                                    --------      --------
     Total current liabilities ...............................................        15,188        28,954

Long-term debt ...............................................................       103,281        68,440
Long-term capital leases .....................................................         3,172         2,818
Deferred income taxes ........................................................        59,518        59,891
Other liabilities ............................................................         3,594         3,817
                                                                                    --------      --------
     Total liabilities .......................................................       184,753       163,920
                                                                                    --------      --------

Mandatorily redeemable preferred stock (Note 8) ..............................        17,958        17,097
Redeemable common stock warrants (Note 9) ....................................            --         2,344

Guaranties, commitments and contingencies (Note 11)

Shareholders' equity:
  Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
     shares issued and outstanding ...........................................            43            43
  Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
     shares issued and outstanding ...........................................             2             2
  Additional paid-in capital .................................................            19            19
  Retained earnings ..........................................................        40,174        41,422
                                                                                    --------      --------
     Total shareholders' equity ..............................................        40,238        41,486
                                                                                    --------      --------

                                                                                    $242,949      $224,847
                                                                                    ========      ========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                   ------------------------       ----------------------
                                                                       1998          1997           1998         1997
                                                                   -----------    -----------     -------      ---------
                                                                          (UNAUDITED)                  (UNAUDITED)

Revenues .......................................................     $ 38,293      $ 43,976      $ 78,841      $ 88,622
Operating expenses:
  Cost of sales ................................................       34,874        38,698        72,097        80,417
  Selling, general and administrative ..........................          939         1,091         2,249         2,714
                                                                     --------      --------      --------      --------

Operating income ...............................................        2,480         4,187         4,495         5,491

Other (income) expense:
  Interest expense .............................................        1,866         1,946         3,612         4,116
  Interest income ..............................................         (410)         (288)         (796)         (579)
  Other ........................................................          208          (817)         (521)       (2,119)
                                                                     --------      --------      --------      --------

Income from continuing operations before income taxes ..........          816         3,346         2,200         4,073
Provision for income taxes .....................................          285           979           721         1,226
                                                                     --------      --------      --------      --------

Income from continuing operations ..............................          531         2,367         1,479         2,847

Loss on disposal of discontinued operations (less applicable income tax credits of $26 and $53 and minority interest of
  $6 and $14 for the three months and six months ended
  June 30, 1997, respectively ..................................           --            (9)           --           (27)
                                                                     --------      --------      --------      --------

Income before Extraordinary item ...............................          531         2,358         1,479         2,820

Extraordinary item - loss related to early retirement of debt, less applicable Income tax credits of $962 in the three months
  and six months ended June 30, 1998 ...........................       (1,866)                     (1,866)
                                                                     --------      --------      --------      --------

Net income (loss) ..............................................     $ (1,335)     $  2,358      $   (387)     $  2,820
                                                                     ========      ========      ========      ========

Income per share of common stock (Note 2):
Basic
     Net income before extraordinary item ......................     $    .02      $    .43      $    .14      $    .44
     Extraordinary item, net of taxes ..........................     $   (.42)           --          (.42)           --
                                                                     --------      --------      --------      --------
                                                                     $   (.40)     $    .43      $   (.28)     $    .44
                                                                     ========      ========      ========      ========
Diluted
     Net income before extraordinary item ......................     $    .02      $    .31      $    .14      $    .38
     Extraordinary item, net of taxes ..........................     $   (.42)           --          (.42)           --
                                                                     --------      --------      --------      --------
                                                                     $   (.40)     $    .31      $   (.28)     $    .38
                                                                     ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                               CLASS I                 CLASS II
                                            COMMON STOCK             COMMON STOCK        ADDITIONAL
                                       ---------------------      -------------------      PAID-IN     RETAINED
                                         SHARES      AMOUNTS      SHARES      AMOUNTS      CAPITAL     EARNINGS      TOTAL
                                         ------      -------      ------      -------      -------     --------      -----
         Balance at December 31,
         1997.......................   4,290,000      $ 43        177,550      $ 2          $ 19       $41,422     $41,486

         Accretion of Preferred
         Stock (unaudited) .........                                                                      (861)       (861)
         Net Income (loss)
           (unaudited)..............                                                                      (387)       (387)
                                       ---------      ----      ---------      ---          ----       -------     -------

         Balance at June 30, 1998
           (unaudited)..............   4,290,000      $ 43        177,550      $ 2          $ 19       $40,174     $40,238
                                       =========      ====      =========      ===          ====       =======     =======

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          ---------------------------
                                                                                              1998             1997
                                                                                          -----------        --------
                                                                                                     (UNAUDITED)
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)..............................................................       $  (387)           $ 2,820
      Adjustments to reconcile net income to net cash provided by operating
      Activities:
          Depreciation, depletion and amortization...................................         7,208              7,661
          Equity in net losses of affiliates.........................................          (384)               (71)
          Deferred income taxes......................................................          (373)              (755)
          Gain on sale of equipment..................................................           (39)            (1,530)
          Interest income on long-term investments...................................          (549)              (524)
          Extraordinary item, net of tax.............................................         1,866                  -
                                                                                            -------            -------
      Cash generated from operations, before changes in assets and liabilities.......         7,342              7,601
      Changes in assets and liabilities, net of effects from dispositions:
         Accounts receivable.........................................................         2,205              3,655
         Inventories.................................................................        (1,839)              (940)
         Accounts payable and accrued expenses.......................................        (1,609)                68
         Other.......................................................................        (2,844)             1,329
                                                                                            -------            -------
         Net cash provided by operating activities...................................         3,255             11,713
                                                                                            -------            -------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures...........................................................        (3,963)            (1,747)
      Proceeds from sale of equipment................................................            73              2,664
      Distributions from affiliated companies........................................           880                201
                                                                                            -------            -------
      Net cash provided (used) by investing activities...............................        (3,010)             1,118
                                                                                            -------            -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of bonds................................................        99,216                  -
      Buyout of stock warrants.......................................................        (3,000)                 -
      Accretion of stock warrants....................................................            73                110
      Amortization of original issue discount........................................           227                265
      Purchase of treasury stock.....................................................             -                (14)
      Repayment of long-term debt....................................................       (77,053)            (5,180)
      Repayment of capital leases....................................................        (2,137)            (1,891)
      Net borrowings (payments) under line of credit agreements and current
          notes payable..............................................................             -             (5,185)
                                                                                            -------            -------
      Net cash provided (used) by financing activities...............................        17,326            (11,895)
                                                                                            -------            -------

      Net increase (decrease) in cash................................................        17,571                936
      Cash and cash equivalents at beginning of period...............................         6,151              1,885
                                                                                            -------            -------
      Cash and cash equivalents at end of period.....................................       $23,722            $ 2,821
                                                                                            =======            =======

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for:
         Interest....................................................................       $ 4,142            $ 3,396
         Income Taxes................................................................         1,445              1,254

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS:

DESCRIPTION OF THE BUSINESS

    Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (references to "the Company" refer to Pen Holdings and its consolidated subsidiaries) is primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company's coal reserves and mining operations are in Kentucky and West Virginia. The Company also processes, warehouses, and sells cotton and cottonseed.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Investments in affiliated enterprises in which the Company owns less than a controlling interest are presented under the equity basis of accounting representing the Company's investment in affiliates, reduced by goodwill amortization and increased (decreased) by the Company's proportionate equity in the net income (losses) of the unconsolidated affiliates.

INTERIM FINANCIAL INFORMATION

    The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997, which are included in Pen Holdings registration statement on Form S-4 filed with the Securities and Exchange Commission on August 4, 1998 (File No. 333-60599) (the "Form S-4"). The results of operations for the three or six month periods are not necessarily indicative of results for the full year.

    In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of June 30, 1998, its results of operations for three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

INVENTORIES

    Inventories, consisting of coal and cottonseed, are stated at the lower of cost or market with cost being determined on the first-in, first-out method.

LONG-TERM INVESTMENTS

    Long-term investments are considered as held to maturity and are carried at amortized cost.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable, long-term investments and other off-balance sheet financial instruments. The Company maintains cash and cash equivalents mostly in large financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the diversity of the Company's business and customer base. Long-term investments principally consist of U.S. Government obligations.

    The Company performs continuing credit evaluations of its customers and does not generally require collateral. Historically, the Company has not experienced significant losses related to individual customers in any particular industry or geographic region.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of cash and cash equivalents, accounts receivable, short-term notes payable, revolving credit loans and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of long-term debt approximates fair value as the interest rates on substantially all long-term debt are variable. The carrying amount of mandatorily redeemable stock approximates fair value as the dividend rate is the equivalent of a market rate for securities of that type.

DEBT ISSUANCE COSTS

    Debt issuance costs are recorded as noncurrent assets and amortized over the lives of related debt.

COAL RESERVES AND MINE DEVELOPMENT COSTS

    Depletion of coal reserves and certain mine development costs are recognized based on tons mined during the year as a percentage of total estimated recoverable tons.

PROPERTY, PLANT AND EQUIPMENT

    Equipment and other properties are recorded at cost and depreciated over the estimated useful lives of the respective assets using the straight-line method. Amortization of capitalized lease assets is included in depreciation expense and accumulated depreciation. Depreciation expense was $6,881,000 and $7,336,000 in the six months ended June 30, 1998 and 1997, respectively, and $3,423,000 and $3,739,000 in the three months ended June 30, 1998 and 1997. Estimated useful lives are as follows:

          Barges...........................................    25 years
          Building and improvements........................    10-20 years
          River terminals..................................    10-20 years
          Machinery and equipment..........................    5-10 years

GOODWILL AND LONG-LIVED ASSETS

    Goodwill related to the Company's investment in affiliated companies is amortized using the straight-line method over 25 years. Goodwill is included in investment in unconsolidated affiliated companies in the consolidated balance sheet. The Company periodically reviews the recoverability of all long-lived assets using a cash flow analysis. If impairment of value exists, a loss is recognized. No adjustment for impairment was necessary at June 30, 1998.

RECLAMATION COSTS

    The Company is subject to various laws and regulations which require the restoration and reclamation of mined properties. The Company accrues the reclamation costs for surface mine restoration as the mining operations occur. Reclamation costs associated with site restoration for the Company's coal preparation plant are accrued over the estimated useful life of the plant using the units of production method.

INCOME TAXES

    Provisions for federal and state income taxes are calculated on reported financial statement pretax income based on current tax law. Deferred income taxes are provided for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. The Company's temporary differences consist primarily of excess financial accounting basis over tax basis of acquired coal reserves, depreciation, depletion and timing of certain revenue and expense recognition.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

INCOME PER SHARE

    In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 ("APB 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. Weighted-average shares outstanding for computing income per share are as follows.

                                                                     THREE MONTHS ENDED JUNE 30,
                                         ---------------------------------------------------------------------------------
                                                           1998                                      1997
                                         ----------------------------------------  ---------------------------------------
                                            INCOME        SHARES       PER-SHARE      INCOME        SHARES       PER-SHARE
                                          (NUMERATOR)  (DENOMINATOR)    AMOUNT      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                          -----------  -------------    ------      -----------  -------------    ------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Income before extraordinary
          item.........................   $   531                                    $2,358
          Less: Preferred stock
          dividends....................      (431)                                     (424)
                                          -------                                    ------
          INCOME PER SHARE -- BASIC
             Income available to common
             Shareholders..............
              Income available to
              common Shareholders:
                Income before
                extraordinary Item.....       100         4,468       $ 0.02          1,934         4,468         $0.43
                Extraordinary item.....    (1,866)        4,468        (0.42)
                                                                      ------                                      -----
                                                                      $(0.40)                                     $0.43
                                                                      ======                                      =====
          EFFECT OF DILUTIVE SECURITIES
             Convertible preferred
              stock....................                                                 424         2,950          0.14
             Common stock warrants.....                                                  55           326          0.17
          INCOME PER SHARE - DILUTED
             Income available to common
             Shareholders plus assumed
             conversions:
                Income before
                extraordinary  item....       100         4,468       $ 0.02          2,413         7,744          0.31
                Extraordinary item.....    (1,866)        4,468        (0.42)             -
                                          -------                      -----         ------                       -----
                                          $(1,766)                    $(0.40)        $2,413                       $0.31
                                          =======                     ======         ======                       =====

                                                                     SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------
                                                          1998                                      1997
                                        ----------------------------------------  ----------------------------------------
                                           INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                         -----------   -------------    ------     -----------   -------------    ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Income before extraordinary
         item.........................     $1,479                                    $2,820
         Less: Preferred stock
         dividends....................       (861)                                     (848)
                                           ------                                      ----
         INCOME PER SHARE -- BASIC
           Income available to common
           Shareholders:
            Income before
            extraordinary item.......         618          4,468       $ 0.14         1,972          4,479         $0.44
            Extraordinary item.......      (1,866)         4,468        (0.42)
                                                                        -----                                      -----
                                                                       $(0.28)                                     $0.44
                                                                       ======                                      =====
         EFFECT OF DILUTIVE SECURITIES
            Convertible preferred
            stock....................                                                   848          2,950          0.29
            Common stock warrants....                                                   110            326          0.34
         INCOME PER SHARE - DILUTED
            Income available to common
            Shareholders plus assumed
            conversions:
              Income before
              extraordinary item......        618          4,468       $ 0.14         2,930          7,755          0.38
              Extraordinary item......     (1,866)         4,468        (0.42)
                                           ------                       -----        ------                        -----
                                          $(1,248)                     $(0.28)       $2,930                        $0.38
                                           ======                      ======        ======                        =====

    The mandatorily redeemable preferred stock (Note 8) and common stock warrants (Note 9) were outstanding during the six months ended June 30, 1998, but were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive. The effect on income per share from discontinued operations in 1997 was insignificant.

NOTE 3--INVENTORIES:

    Inventories consist of the following (in thousands):

                                                 JUNE 30,      DECEMBER 31,
                                                   1998            1997
                                                ---------       ---------
             Coal ........................      $   6,167       $   3,990
             Cottonseed ..................            432             770
                                                ---------       ---------
                                                $   6,599       $   4,760
                                                =========       =========

NOTE 4--COAL RESERVES AND MINE DEVELOPMENT COSTS:

    Coal reserves and mine development costs consist of the following (in thousands):


                                                 JUNE 30,      DECEMBER 31,
                                                   1998            1997
                                                ---------       ---------
             Coal reserves .............        $ 147,953       $ 147,953
             Mine development costs ....           10,972          10,387
                                                ---------       ---------
                                                  158,925         158,340
             Accumulated depletion .....          (22,305)        (19,838)
                                                ---------       ---------
                                                $ 136,620       $ 138,502
                                                =========       =========

NOTE 5--PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

                                                 JUNE 30,      DECEMBER 31,
                                                   1998            1997
                                                ---------       ---------

             Machinery and equipment ...        $  49,406       $  46,453
             River terminals ...........           11,488          11,488
             Buildings .................            5,613           5,595
             Coal preparation plant ....            6,298           6,351
             Cotton gins and warehouses             1,349           1,349
             Other .....................            4,289           2,733
                                                ---------       ---------
                                                   78,443          73,969
             Accumulated depreciation ..          (43,385)        (39,956)
                                                ---------       ---------
                                                $  35,058       $  34,013
                                                =========       =========


NOTE 6--REVOLVING LINES OF CREDIT:

    The Company has a revolving line of credit under its current credit facilities with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's and its subsidiaries' assets, certain contracts of the Company and its subsidiaries, and the Company's and its subsidiaries' inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 7.41% at June 30, 1998) or the lender's prime lending rate (an effective rate of 9.25% at June 30, 1998). These agreements contain minimum operating and financial ratios and covenants as defined in the agreements.

NOTE 7--LONG TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1998               1997
                                                                                        -------------    ----------------


        Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June
          15, 2008. The entire principal amount is due at the maturity date. The
          Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company. The Senior
          Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The
          Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at premiums to face value identified in the Indenture by and among Pen Holdings, the Guarantees, and The Bank of New York, as Trustee, dated June 8, 1998
          (the "Indenture"), relating to the Senior Notes. $ 99,222


        Notes payable secured by coal reserves, land, buildings, and equipment.
           Monthly payments of $708,000 plus interest was due through August
           2001, at which time any remaining balance was due. Additional annual principal payments are required if the Company's cash flow exceeds certain amounts defined in the loan agreement. The interest rate was variable based on LIBOR. This indebtedness was repaid with proceeds
           from the issuance of the Senior Notes in June 1998......................                       $  63,271

        Notes payable secured by coal reserves. Payments of interest only at the lender's prime lending rate (8.50% at March 31, 1998) were due monthly through December 1999. Monthly principal payments of $42,000 plus interest were due beginning January 2000 and were to increase to
           $125,000 per month in January 2001 through December 2007. This indebtedness was repaid with proceeds from the issuance of the Senior
           Notes in June 1998......................................................                   -      11,000

        Notes payable secured by a lien on an office building which serves as the Company's headquarters, with a net book value of $3,106,000, payable in monthly installments of $37,000 through 2016. Interest
           included in the monthly installments is a fixed rate of 8.33%...........               4,159       4,205

        Notes payable secured by liens on land, buildings and equipment of a cotton gin and warehouses with a net book value of $2,296,000, payable in monthly installments of $20,000 through 2000, including interest at fixed rates of 8.20%. This indebtedness was repaid with
           proceeds from the issuance of the Senior Notes in June 1998.............                   -       1,141
                                                                                             ----------   ---------

        Total long-term debt.......................................................             103,381      79,617
        Current maturities of long-term debt.......................................                (100)    (11,177)
                                                                                             ----------   ---------
                                                                                             $  103,281   $  68,440
                                                                                             ==========   =========

    The Indenture for the Senior Notes contains various covenants, the most significant of which restrict the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for future development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the six months ended June 30, 1998.

NOTE 8--MANDATORILY REDEEMABLE PREFERRED STOCK:

    The Company issued 10,000 shares of convertible preferred stock with a face value of $13,650,000 in January 1996. No dividends accrue from the date of issuance through December 2000. Beginning in January 2001, dividends will accrue at 25.25% for a five-year period. The aggregate amount of $17,233,000 in dividends which will accrue from 2001 through 2006 is being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. The preferred stock calls for mandatory redemption in 2006. The preferred stock will be redeemed at that time by the issuance of a note payable which amortizes over the ten years following the redemption. The preferred stock is convertible, at the option of the holder, into 2,950,000 shares of Class I common stock. The conversion feature is exercisable in January 2001 and expires in January 2002. No dividends may be paid on any class of common stock prior to the full redemption of the convertible preferred stock. The convertible preferred stock does not contain any voting rights.

NOTE 9--SHAREHOLDERS' EQUITY:

COMMON STOCK

    No Shares Class I common stock may be issued until the mandatorily redeemable preferred stock is redeemed in full. Each holder of Class I common stock has the option to sell to the Company 100% of the stock held at a price of $.01 per share. This option is exercisable beginning January 2005 and lapses upon conversion of the convertible preferred stock to Class I common stock.

    The 200,000 shares of authorized Class II common stock were issued in 1996 under the Pen Holdings, Inc. Stock Purchase Plan dated June 1, 1996 to various officers of the Company. In 1997, 22,450 shares were repurchased for $13,650 by the Company from one of the officers who resigned. The shares were concurrently canceled.

STOCK WARRANTS

    The Company issued warrants to purchase 326,772 shares of Class I common stock in January 1996 to certain financial institutions with which the Company had a borrowing relationship in connection with Pen Holdings' recapitalization in 1995. The exercise price of the warrants equaled the fair value of the Class I common stock at the date of issuance. The warrants were exercisable beginning January 2001 at $.01 per share. The warrants were to expire January 2006. The Company repurchased these warrants for $3,000,000 (minimum redemption value identified in the warrant agreement) in connection with the issuance of the Senior Notes on June 8, 1998. The Company recorded the present value of its minimum obligation for repurchase of the warrants as redeemable common stock warrants and a corresponding discount in the underlying debt. The discount was being amortized as additional interest expense on a straight-line basis through January 2001.

NOTE 10--EXTRAORDINARY ITEM:

    The Company recorded an extraordinary charge which represents the after-tax impact of (i) the write-off of unamortized loan costs and (ii) the write-off of unamortized original issue discount and repurchase of redeemable common stock warrants on the debt that was repaid with the proceeds from the issuance of the Senior Notes.

NOTE 11--GUARANTIES, COMMITMENTS AND CONTINGENCIES:

    The Coal Industry Retiree Health Benefits Act of 1992 ("CIRHBA") requires companies currently operating in the coal mining industry to subsidize the healthcare premiums of retired coal miners and their beneficiaries. The Social Security Administration assigns miners and their beneficiaries to the coal companies with which they were formerly employed or related. Until recently, the Company believed that it fell within the scope of CIRHBA. Therefore, the Company had established a reserve to satisfy the healthcare premiums of those miners and their beneficiaries which have been assigned to the Company. However, on June 25, 1998, the U.S. Supreme Court held in Eastern Enterprises v. APFEL, Commissioner of Social Security et al., that the assignment of miners under CIRHBA to certain coal companies violated certain provisions of the U.S. Constitution. The Company believes that it is in the class of coal companies to which the Constitutional prohibitions to CIRHBA apply. Therefore, the Company is no longer making contributions into its CIRHBA reserves. At the time of the Eastern Enterprises decision, the Company believed that the reserves it had established were sufficient to satisfy its obligations to the miners then assigned to it and those which are reasonably foreseeable to be assigned to it in the future. Because the Eastern Enterprises decision is very recent, the Company is continuing to review its CIRHBA policies.

    The Company has filed a petition in U.S. Tax Court challenging the Internal Revenue Service deficiency notices related to disputes involving the Company's federal income tax returns for the years 1982-1989. This matter is more fully described in the Company's annual financial statements, which are contained in the Form S-4.

    There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL POSITION

    The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements, are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's current litigation in the U.S. Tax Court and the pending Internal Revenue Service's examination of certain other tax returns of the Company, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

    The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 338 million tons of coal reserves, of which management believes 90% is owned in fee. In the three months and six months ended June 30, 1998, the Company sold approximately 1.3 and 2.5 million tons of coal, respectively, approximately 70.8 % and 70.5% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and six months ended June 30, 1998, approximately 74% and 75% of the tonnage were sold to seven long-term sales contract customers, with most of the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities, an international government-owned utility and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. The Company's contract with Taiwan Power Company expires in 1999, and the Company expects that it will not be renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources.

    The Company also generates significant revenues by leasing portions of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases varies from five years to the life of the reserves. A minimum advance annual royalty is required whether or not the property is mined. Such minimum royalty can be recouped by the lessee as a credit against royalties owed on production if such production is within a specified period of time after a minimum advance royalty is paid.

    The Company's cost of sales is primarily composed of expenses related to coal operations, coal leasing and other operations such as cotton ginning and warehousing. Cost of coal sales are principally related to (i) costs associated with production, (ii) contract mining fees, (iii) coal purchases and (iv) upriver loading charges.

    The Company's costs associated with production include labor, haulage, depreciation and depletion, coal preparation plant costs, coal fees and taxes, supplies, and repairs and maintenance.

    The Company's cost related to contract mining fees have historically varied due to the level of contract mining production, the quantity and quality of tonnage purchased and spot market coal prices. The Company's cost of sales related to its lease operations consist primarily of depletion and administrative costs.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.


                                                             For the three months ended    For the six months ended
                                                                      June 30,                     June 30,
                                                             --------------------------     ----------------------
                                                                1998            1997           1998         1997
                                                             ----------     -----------     ---------    ---------
Revenues ................................................       100.0%        100.0%        100.0%        100.0%
Operating expenses:
    Cost of sales .......................................        91.1          88.0          91.4          90.7
    Selling, general and administrative .................         2.5           2.5           2.9           3.1
                                                                -----         -----         -----         -----
Operating income ........................................         6.4           9.5           5.7           6.2


    Interest expense ....................................         4.9           4.4           4.6           4.6
    Interest income .....................................        (1.1)         (0.7)         (1.0)         (0.7)
    Other income (expense) ..............................         0.5          (1.8)         (0.7)         (2.3)
                                                                -----         -----         -----         -----
Income from continuing operations before income taxes ...         2.1           7.6           2.8           4.6

    Provision for income taxes ..........................         0.7           2.2           0.9           1.4
                                                                -----         -----         -----         -----
Income from continuing operations .......................         1.4           5.4           1.9           3.2

Loss on disposal of discontinued operations, net of taxes
    and minority interest ...............................          --            --            --            --
                                                                -----         -----         -----         -----
    Net income before extraordinary item ................         1.4           5.4           1.9           3.2

Extraordinary item, net of taxes ........................        (4.9)           --          (2.4)           --
                                                                -----         -----         -----         -----
Net income ..............................................        (3.5%)         5.4%         (0.5%)         3.2%
                                                                =====         =====         =====         =====




THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

REVENUES

         Coal sales. Coal sales revenues were $35,771,000 for the three months ended June 30, 1998 compared to $ 40,471,000 for the three months ended June 30, 1997, a decrease of 11.6%. The decrease is attributable to a decrease in the volume of coal shipped. Coal sales volume was 1,209,000 tons for the three months ended June 30, 1998 compared to 1,339,000 for the three months ended June 30, 1997, a decrease of 9.7%. The decreased volume is primarily attributable to a scheduled outage at the plant of a long-term sales contract customer. This outage caused this customer to require fewer tons of the Company's coal during the three months ended June 30 1998. Management believes, based on information from this customer, that this tonnage shortfall will be offset by additional coal shipments during the remainder of 1998.


         Coal leasing. Coal leasing revenues were $1,792,000 for the three months ended June 30, 1998 compared to $2,153,000 for the three months ended June 30, 1997, a decrease of 16.8%. Production from lessees' mining operations was 628,000 tons for the three months ended June 30, 1998 compared to 743,000 for the three months ended June 30, 1997, a decrease of 15.5%. The Company believes this decrease is primarily related to timing of lessees' mining on Company owned property.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the three months ended June 30, 1998 and cotton ginning, cotton warehousing, sales of cottonseed, and barge revenue for the three months ended June 30, 1997. Other revenues were $730,000 for the three months ended June 30, 1998 compared to $1,352,000 for the three months ended June 30, 1997, a decrease of 46.0%. This decrease is primarily attributed to $622,000 of barge lease revenues for the second quarter of 1997 which were not earned in the second quarter of 1998 due to the sale of the Company's barge fleet in December of 1997.

COST OF SALES

         Cost of sales - Coal sales. Cost of coal sales totaled $33,478,000 for the three months ended June 30, 1998 compared to $37,158,000 for the three months ended June 30, 1997, a decrease of 9.9%. This decrease resulted primarily from decreased volume of coal shipped.

         Cost of sales - Coal leasing. Cost of coal lease revenues totaled $410,000 for the three months ended June 30, 1998 compared to $556,000 for the three months ended June 30, 1997, a decrease of 26.3%. The decrease primarily resulted from a decrease in the volume of coal mined by lessees.

         Cost of Sales - Other. Cost of other revenues were $986,000 for the three months ended June 30, 1998 compared to $984,000 for the three months ended June 30, 1997, a decrease of 0.2%.

OTHER

         Selling, general and administrative expenses totaled $939,000 for the three months ended June 30, 1998 compared to $1,091,000 for the three months ended June 30, 1997, a decrease of 13.9%. This decrease primarily resulted from reductions in salaries and wages and legal fees. Selling, general, and administrative expenses were 2.5% of revenues for both the three months ended June 30, 1998 and 1997.

         As a result of the above EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $6,106,000 for the three months ended June 30, 1998 compared to $8,003,000 for the three months ended June 30, 1997, a decrease of 23.7%. This decrease is primarily attributable to the reduced revenue as a result of the sale of the Company's barge fleet and the reduced shipments of coal to a long term sales contract customer because of the customer's plant outage. Excluding the Company's barge fleet, EBITDA was $7,383,000 in the three months ended June 30, 1997.

         Interest expense totaled $1,866,000 for the three months ended June 30, 1998 compared to $1,946,000, a decrease of 4.1%. This primarily resulted from the repayment of debt secured by the barge fleet, partially offset by the additional interest related to the issuance of $100,000,000 principal amount of 9-7/8% Senior Notes due 2008 (the "Senior Notes") on June 8, 1998.

         Other income was a loss of $208,000 for the three months ended June 30, 1998 compared to gain of $817,000 for the three months ended June 30, 1997, a decrease of 125.5%. Other income for the three months ended June 30, 1997 was related primarily to a gain on the sale of mining equipment. The loss reflected in other income for the three months ended June 30, 1998 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River.

         Income taxes were $285,000 for the three months ended June 30, 1998 compared to a $979,000 for the three months ended June 30, 1997, a decrease of 70.9%. The decrease is a result of lower income in the three months ended June 30, 1998 than in the three months ended June 30, 1997.

         After the extraordinary item related to the extinguishment of debt, the Company had net loss of $1,350,000 for the three months ended June 30, 1998 compared to net income of $2,358,000 for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED  JUNE 30, 1997

REVENUES

         Coal sales. Coal sales revenues were $73,429,000 for the six months ended June 30, 1998 compared to $79,830,000, a decrease of 8.2%. The decrease is attributable to a decrease in the volume of coal shipped. Coal sales volume was 2,497,000 tons for the first six months of 1998 compared to 2,650,000 tons for the first six months of 1997, a decrease of 5.8%. The decreased volume is primarily attributable to a scheduled outage at the plant of a long-term sales contract customer. This outage caused this customer to require fewer tons of the Company's coal. Management believes, based on information from this customer, that this tonnage shortfall will be offset by additional coal shipments during the remainder 1998.

         Coal leasing. Coal leasing revenues were $3,367,000 for the six months ended June 30, 1998 compared to $4,357,000 for the six months ended June 30, 1997, a decrease of 22.7%. Production from the Company's lessees was 1,379,000 tons for the six months ended June 30, 1998 compared to 1,383,000 for the six months ended June 30, 1997, a decrease of 0.3%. The reduction in revenue is primarily a result of minimum royalties that were recognized in prior periods, which are now being recouped by certain lessees as production starts from their mines.

         Other. Other revenues primarily includes revenues from cotton ginning, cotton warehousing and sales of cottonseed for the six months ended June 30, 1998 and cotton ginning, cotton warehousing, sales of cottonseed, and barge fleet revenue for the six months ended June 30, 1997. Other revenues were $2,045,000 for the six months ended June 30, 1998 compared to $4,435,000 for the six months ended June 30, 1997 a decrease of 53.9%. This decrease is primarily attributed to $1,254,000 of barge fleet lease revenues for the six months ended June 30, 1997 which were not earned in the six months ended June 30, 1998 as a result of the sale of the Company's barge fleet in December 1997. Additionally, revenue from the sale of cotton and cottonseed for the six months ended June 30, 1998 was down $1,094,000 from the six months ended June 30, 1997, primarily as a result of timing of the sale of the Company's cottonseed inventory, which was sold earlier in the year in 1997, based upon signed contracts for the sale of cottonseed. Management believes a portion of this revenue shortfall will be offset by revenue generated during the remainder of 1998.

COST OF SALES

         Cost of sales - Coal sales. Cost of coal sales totaled $68,635,000 for the six months ended June 30, 1998 compared to $75,643,000 for the six months ended June 30, 1997, a decrease of 9.3%. This decrease resulted primarily from decreased volume of coal shipped.

         Cost of sales - Leasing. Cost of coal lease revenues totaled $900,000 for the six months ended June 30, 1998 compared to $975,000 for the six months ended June 30, 1997, a decrease of 7.7%.

         Cost of Sales - other. Cost of other revenues were $2,562,000 for the six months ended June 30, 1998 compared to $3,799,000 for the six months ended June 30, 1997, a decrease of 32.6%. This decrease is primarily attributed to $459,000 of barge fleet depreciation costs for the three months ended June 30, 1997 which were not earned in the three months ended June 30, 1998 as a result of the sale of the Company's barge fleet in December 1997. Additionally, the cost of sales related to cottonseed sales were affected by the revenue decreases.

OTHER

         Selling, general and administrative expenses totaled $2,249,000 for the six months ended June 30, 1998 compared to $2,714,000 for the six months ended June 30, 1997, a decrease of 17.1%. This decrease primarily resulted from reductions in salaries and wages and legal fees. Selling, general, and administrative expenses were 2.9% of revenues for the six months ended June 30, 1998 and 3.1% of revenues for the six months ended June 30, 1997.

         As a result of the above, EBITDA totaled $11,703,000 for the six months ended June 30, 1998 compared to $13,152,000 for the six months ended June 30, 1997, a decrease of 11.0%. This decrease is primarily attributable to reduced revenue as a result of the sale of the Company's barge fleet. Excluding the Company's barge fleet, EBITDA was $11,911,000 for the six months ended June 30, 1997.

         Interest expense totaled $3,612,000 for the six months ended June 30, 1998 compared to $ 4,116,000 for the six months ended June 30, 1997, a decrease of 12.2%. This is primarily a result of the repayment of debt secured by the Company's barge fleet, partially offset by the additional interest related to the issuance of the Senior Notes.

         Other income was $521,000 for the six months ended June 30, 1998 compared to $2,119,000 for the six months ended June 30, 1997, a decrease of 75.4%. Other income for the six months ended June 30, 1997 was related primarily to a gain on the sale of mining equipment. The income for the six months ended June 30, 1998 was primarily the Company's share of the income from its one-third partnership interest in IMT.

         Income taxes were $721,000 for the six months ended June 30, 1998 compared to a $1,226,000 for the six months ended June 30, 1998, a decrease of 41.2%. The decrease is a result of lower income in the six months ended June 30, 1998 than in the six months ended June 30, 1997.

         After the extraordinary item related to the extinguishment of debt, the Company had net loss of $387,000 for the six months ended June 30, 1998 compared to net income of $2,820,000 for the six months ended June 30, 1997.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, the Company issued the Senior Notes ("the Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. As a result of the Offering at June 30, 1998, the Company has total indebtedness including capital leases and current maturities of $110,112,000. The Indenture permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "New Credit Facility"), which provides for aggregate borrowings of up to $40,000,000. Interest rates on the revolving loans under the New Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The initial grid spread will be 1.75% above LIBOR and 0.75% above Prime Rate. The New Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The New Credit Facility contains certain restrictions and limitations, including financial covenants, that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

         The Company's principal liquidity requirements are for debt service requirements under the Senior Notes, and other outstanding indebtedness, and for working capital needs and capital expenditures. Historically, the Company has funded its capital and operating requirements with a combination of cash on hand, operating cash flow and borrowings under credit facilities and capital leases. The Company has utilized these sources of funds to make acquisitions, fund significant capital investments in its properties, fund operations and service debt under credit facilities.

         In 1997, the Company made capital expenditures of $7,969,000 (including $4,098,000 financed through capital leases). The Company's budget for 1998 capital expenditures is approximately $22,000,000 (including $1,600,000 of capitalized interest), of which $6,075,000 has been spent as of June 30, 1998. In the budget for 1999, capital expenditures are approximately $40,000,000 (including $4,000,000 of capitalized interest). Of the $62,000,000 of anticipated capital expenditures for 1998 and 1999 combined, approximately $39,000,000 relates to the costs for a preparation plant, rail-loading facility, shaft and slope access to an underground coal mine, certain mining equipment, and other development of the Fork Creek property which was acquired in November 1997. The Company expects to fund its budgeted capital expenditures through a combination of proceeds from the issuance of the Senior Notes, borrowings or leases from equipment finance companies, borrowings under the New Credit Facility and cash currently on hand or generated from operations.

         The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash on hand, cash generated from operations, proceeds from the issuance of the Senior Notes, borrowings under the New Credit Facility, additional external debt financing (including seller-financing) or capital leases. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or at all.

         Based upon its current level of operations and anticipated growth, the Company believes that the cash available currently, along with cash flow from operations and available borrowings under the New Credit Facility, will be sufficient to meet its future liquidity needs. However, the Company currently expects that it may make additional acquisitions and, in connection therewith, expects to incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its indebtedness, including the Senior Notes, may be adversely affected. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the New Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs. The Company issued 10,000 shares of Convertible Preferred Stock with an initial liquidation preference of $13,650,000 in connection with the recapitalization of the company. An aggregate amount of dividends on the Convertible Preferred Stock amounting to $17,233,000 plus the liquidation value of $13,650,000 will be due in January 2006, if not reduced by certain tax-related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to common stock in accordance with its terms.

YEAR 2000

         The Company has conducted a review of its computer systems to identify the systems that could be affected by Year 2000 issues and is implementing its plan to resolve the issue. Based upon the review of its systems, management believes that Year 2000 issues will not pose significant operational problems for the Company's computer systems, nor will the Company incur significant expense that would not have otherwise been incurred to upgrade systems for operational reasons. The potential impact on the Company of any Year 2000 problems of its suppliers and customers is not determinable at this time.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 8, 1998, Pen Holdings issued $100,000,000 principal amount at maturity of 9-7/8 Senior Notes due 2008 (the "Senior Notes") to, CIBC Oppenheimer Corp. as the initial purchaser of the Senior Notes (the "Offering"). The issuance was not registered under the Securities Act of 1993, as amended (the "Securities Act") in reliance upon Section 4(2) and regulation S of the Securities Act. Sales of the Senior Notes by the initial purchaser were made in reliance upon Rule 144A under the Securities Act. The Company received net proceeds for the offering, after deducting the discount to the initial purchaser and offering expenses, of approximately $96.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 1998, Pen Holdings held its annual meeting of shareholders. The only matter submitted to a vote of the shareholders was the election of William E. Beckner as a director of the Pen Holdings. After the meeting Mr. Beckner, Mark
A. Oldham, Stephen G. Capelli and Joseph A. Davis continued to serve as directors.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.01 Financial Data Schedule

(b) Reports on Form 8-K:

None



The Company has duly filed this report on August 28, 1998.