Form 10-Q
period 1998-09-30
PEN HOLDINGS INC
filed 1998-11-24
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-60599

                               PEN HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TENNESSEE                                    62-0852576
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                          5110 MARYLAND WAY, SUITE 300
                           BRENTWOOD, TENNESSEE 37027
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 371-7300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of November 24, 1998: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
    Consolidated Balance Sheet - September 30, 1998 and December 31, 1997                         1
    Consolidated Statement of Income - Three Months Ended
      September 30, 1998 and 1997 and Nine Months Ended September 30, 1998 and 1997               2
    Consolidated Statement of Changes In Shareholders' Equity For The Nine Months
      Ended September 30, 1998                                                                    3
    Consolidated Statement of Cash Flows - Nine Months Ended September 30,
      1998 and 1997                                                                               4
    Notes to Condensed Consolidated Financial Statements                                          5
Item 2. Management's Discussion and Analysis of Results of Operations
              and Financial Position                                                              9
Item 3. Quantitative and Qualitative Disclosures about Market Risk                               15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                        16
Item 2. Changes in Securities and Use of Proceeds                                                16
Item 3. Defaults Upon Senior Securities                                                          16
Item 4. Submission of Matters to a Vote of Security Holders                                      16
Item 5. Other Information                                                                        16
Item 6. Exhibits and Reports on Form 8-K                                                         16

Signatures                                                                                       16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1998               1997
                                                                                        ------------         --------
                                                                                         (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents ..................................................            $ 24,735            $  6,151
  Accounts receivable (net of allowance for doubtful accounts of $466 and 436
     respectively)............................................................              15,611              17,497
  Inventories ................................................................               6,239               4,760
  Deferred income taxes ......................................................               1,260               1,160
  Other assets ...............................................................               2,228               2,319
                                                                                          --------            --------
     Total current assets ....................................................              50,073              31,887

Investment in unconsolidated affiliated companies ............................               4,741               5,393
Coal reserves and mine development costs, net ................................             135,902             138,502
Property, plant and equipment, net ...........................................              36,416              34,013
Long-term investments ........................................................              14,156              13,323
Net assets to be disposed ....................................................                 487                 566
Other assets .................................................................               4,021               1,163
                                                                                          --------            --------
                                                                                           245,796             224,847
                                                                                          ========            ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .......................................                 102              11,177
  Current maturities of capital leases .......................................               2,970               3,936
  Accounts payable ...........................................................               6,221               7,704
  Accrued expenses ...........................................................               7,364               5,090
  Income taxes payable .......................................................                 201               1,047
                                                                                          --------            --------
     Total current liabilities ...............................................              16,858              28,954

Long-term debt ...............................................................             103,275              68,440
Long-term capital leases .....................................................               2,737               2,818
Deferred income taxes ........................................................              59,334              59,891
Other liabilities ............................................................               3,908               3,817
                                                                                          --------            --------
     Total liabilities .......................................................             186,112             163,920
                                                                                          --------            --------

Mandatorily redeemable preferred stock .......................................              18,389              17,097
Redeemable common stock warrants .............................................                                   2,344

Guaranties, commitments and contingencies (Note 9)

Shareholders' equity:
  Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
     shares issued and outstanding ...........................................                  43                  43
  Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
     shares issued and outstanding ...........................................                   2                   2
  Additional paid-in capital .................................................                  19                  19
  Retained earnings ..........................................................              41,231              41,422
                                                                                          --------            --------
     Total shareholders' equity ..............................................              41,295              41,486
                                                                                          --------            --------
                                                                                          $245,796            $224,847
                                                                                          ========            ========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER  30,              SEPTEMBER  30,
                                                                         ---------------------      ------------------------
                                                                          1998          1997           1998           1997
                                                                        --------      --------      ---------      ---------
                                                                              (UNAUDITED)                  (UNAUDITED)
Revenues ..........................................................     $ 42,482      $ 44,404      $ 121,323      $ 133,026
Operating expenses:
  Cost of sales ...................................................       38,178        40,035        110,275        120,452
  Selling, general and administrative .............................        1,206         1,436          3,455          4,150
                                                                        --------      --------      ---------      ---------
Operating income ..................................................        3,098         2,933          7,593          8,424

Other (income) expense:
  Interest expense ................................................        2,407         1,925          6,019          6,041
  Interest income .................................................         (545)         (297)        (1,341)          (876)
  Other ...........................................................         (706)           39         (1,227)        (2,080)
                                                                        --------      --------      ---------      ---------

Income from continuing operations before income taxes .............        1,942         1,266          4,142          5,339
Provision for income taxes ........................................          453           220          1,174          1,446
                                                                        --------      --------      ---------      ---------

Income from continuing operations .................................        1,489         1,046          2,968          3,893
Loss on disposal of discontinued operations (less applicable income tax credits of $0 and $2 and minority interest of $0 and $15)
  for the three months and nine months ended September 30, 1997....                         (4)                          (31)
                                                                        --------      --------      ---------      ---------
Income before Extraordinary item ..................................        1,489         1,042          2,968          3,862
Extraordinary item - loss related to early retirement of debt, less applicable income tax credits of $962 in the nine months ended
  September 30, 1998...............................................                                    (1,866)
                                                                        --------      --------      ---------      ---------

Net income ........................................................        1,489         1,042          1,102          3,862
Accretion of preferred stock ......................................          432           423          1,293          1,271
                                                                        --------      --------      ---------      ---------
Net income (loss) available to common shareholders ................     $  1,057      $    619      $    (191)      $  2,591
                                                                        ========      ========      =========      =========



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (in thousands, except shares)

                                               CLASS I                   CLASS II
                                            COMMON STOCK               COMMON STOCK      ADDITIONAL
                                    -------------------------        ------------------   PAID-IN    RETAINED
                                      SHARES          AMOUNTS         SHARES    AMOUNTS   CAPITAL    EARNINGS        TOTAL
                                    ----------        -------        -------    -------   -------    --------        -----
Balance at December 31, 1997         4,290,000        $    43        177,550       $2       $19       $41,422       $41,486

Accretion of Preferred Stock
  (unaudited) ...............                                                                          (1,293)       (1,293)
Net Income (unaudited) ......                                                                           1,102         1,102
                                    ----------        -------        -------       --       ---       -------       -------

Balance at September 30, 1998
  (unaudited) ...............        4,290,000        $    43        177,550       $2       $19       $41,231       $41,295
                                    ==========        =======        =======       ==       ===       =======       =======







The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER  30,
                                                                                      -----------------------------
                                                                                        1998                 1997
                                                                                      --------             --------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................            $  1,102             $  3,862
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization ...........................                11,059               11,342
    Equity in net (earnings) losses of affiliates ......................                  (392)                  63
    Deferred income taxes ..............................................                  (657)                (816)
    Gain on sale of equipment ..........................................                  (584)              (1,597)
    Interest income on long-term investments ............................                 (833)                (795)
    Extraordinary item, net of tax ......................................                1,866
                                                                                      --------             --------
  Cash generated from operations, before changes in assets and
    liabilities .........................................................               11,561               12,059
  Changes in assets and liabilities, net of effects from dispositions:
    Accounts receivable ....................................................             1,886                1,823
    Inventories ............................................................            (1,479)                 290
    Accounts payable and accrued expenses ..................................               907               (2,023)
    Other ..................................................................              (155)               1,051
                                                                                      --------             --------
  Net cash provided by operating activities ..............................              12,720               13,200
                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................              (9,072)              (3,148)
  Proceeds from sale of equipment ........................................               1,378                2,903
  Redemption of escrowed funds ...........................................                                     (199)
  Distributions from affiliated companies ................................                 880                  201
                                                                                      --------             --------
  Net cash used by investing activities ..................................              (6,814)                (243)
                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of bonds ........................................              99,216
  Buyout of stock warrants ...............................................              (3,000)
  Debt issuance costs ....................................................              (3,581)
  Accretion of stock warrants ............................................                  73                  164
  Amortization of original issue discount ................................                 227                  398
  Purchase of treasury stock .............................................                                      (14)
  Proceeds from issuance of long-term debt ...............................                                      221
  Repayment of long-term debt ............................................             (77,054)              (7,824)
  Repayment of capital leases ............................................              (3,203)              (2,841)
  Net payments under line of credit agreements and current notes payable                                     (4,430)
                                                                                      --------             --------
  Net cash provided (used) by financing activities .......................              12,678              (14,326)
                                                                                      --------             --------

  Net increase (decrease) in cash ........................................              18,584               (1,369)
  Cash and cash equivalents at beginning of period .......................               6,151                1,885
                                                                                      --------             --------
  Cash and cash equivalents at end of period .............................            $ 24,735             $    516
                                                                                      ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest .............................................................            $  4,072             $  6,253
    Income taxes .........................................................               1,675                2,767



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

DESCRIPTION OF THE BUSINESS

      Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (references to "the Company" refer to Pen Holdings and its consolidated subsidiaries) are primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company's coal reserves and mining operations are in Kentucky and West Virginia. The Company also processes, warehouses, and sells cotton and cottonseed.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Investments in affiliated enterprises in which the Company owns less than a controlling interest are presented under the equity basis of accounting representing the Company's investment in affiliates, reduced by goodwill amortization and increased (decreased) by the Company's proportionate equity in net income (losses) of the unconsolidated affiliates.

INTERIM FINANCIAL INFORMATION

      The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997, which are included in the final prospectus dated November 4, 1998 (the "Prospectus") filed with the Securities and Exchange Commission as part of the Company's registration statement on Form S-4 (File No. 333-60599) (the "Form S-4"). The results of operations for the nine month period are not necessarily indicative of results for the full year.

      In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of September 30, 1998, its results of operations and its cash flows for the three months and nine months ended September 30, 1998 and 1997, respectively.

NOTE 3-INVENTORIES:

    Inventories consist of the following (in thousands):

                                                     SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                     ------------------           -----------------
               Coal .................                    $   6,073                     $   3,990
               Cottonseed ...........                          166                           770
                                                         ---------                     ---------
                                                         $   6,239                     $   4,760
                                                         =========                     =========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

    Coal reserves and mine development costs consist of the following (in thousands):

                                                     SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                     ------------------           -----------------
               Coal reserves ........                    $ 147,953                     $ 147,953
               Mine development costs                       11,302                        10,387
                                                         ---------                     ---------
                                                           159,255                       158,340
               Accumulated depletion                       (23,353)                      (19,838)
                                                         ---------                     ---------
                                                         $ 135,902                     $ 138,502
                                                         =========                     =========

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

                                                     SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                     ------------------           -----------------
               Machinery and equipment                   $  49,722                     $  46,453
               River terminals ......                       11,508                        11,488
               Buildings ............                        5,639                         5,595
               Coal preparation plant                        6,563                         6,351
               Cotton gins and warehouses                    1,349                         1,349
               Other ................                        4,452                         2,733
                                                         ---------                     ---------
                                                            79,233                        73,969
               Accumulated depreciation                    (42,817)                      (39,956)
                                                         ---------                     ---------
                                                         $  36,416                     $  34,013
                                                         =========                     =========

NOTE 6-REVOLVING LINES OF CREDIT:

    The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 7.31% at September 30, 1998) or the lender's prime lending rate (an effective rate of 9.25% at September 30, 1998). There was no amount outstanding at September 30, 1998 or December 31, 1997, respectively. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                               1998                 1997
                                                                                            ---------             --------
                                                                                          (IN THOUSANDS)       (IN THOUSANDS)
Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes ................            $  99,242

Notes payable secured by coal reserves, land, buildings, and equipment. Monthly payments of $708,000 plus interest was due through August 2001, at which time any remaining balance was due. Additional annual principal payments are required if the Company's cash flow exceeds certain amounts defined in the loan agreement. The interest rate was variable based on LIBOR. This indebtedness was repaid with proceeds from the
   issuance of the Senior Notes in June 1998...................................                                   $ 63,271

Notes payable secured by coal reserves. Payments of interest only at the lender's prime lending rate were due monthly through December 1999. Monthly principal payments of $42,000 plus interest were due beginning January 2000 and were to increase to $125,000 per month in January 2001 through December
   2007. This indebtedness was repaid with proceeds
   from the issuance of the Senior Notes in June 1998 ..........................                                    11,000

Note payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $3,059,000 at September 30,
   1998, payable in monthly installments of $37,000 through 2016. Interest
   included in the monthly installments is a fixed rate of 8.33%................                4,135                4,205

Notes payable secured by liens on land, buildings and equipment of a cotton gin and warehouses, payable in monthly installments of $20,000 through 2000, including interest at fixed rates of 8.20%. This indebtedness was repaid with
   proceeds from the issuance of the Senior Notes in June 1998 .................                                     1,141
                                                                                            ---------             --------
Total long-term debt ...........................................................              103,377               79,617

Current maturities of long-term debt ...........................................                 (102)             (11,177)
                                                                                            ---------             --------
                                                                                            $ 103,275             $ 68,440
                                                                                            =========             ========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for future development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the nine months ended September 30, 1998.

NOTE 8-EXTRAORDINARY ITEM:

         The Company recorded an extraordinary charge in the second quarter of 1998 which represents the after-tax impact of (i) the write-off of unamortized loan costs and (ii) the write-off of unamortized original issue discount and repurchase of redeemable common stock warrants on the debt that was repaid with the proceeds from the issuance of the Senior Notes.

NOTE 9-GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         The Coal Industry Retiree Health Benefits Act of 1992 ("CIRHBA") requires companies currently operating in the coal mining industry to subsidize the healthcare premiums of retired coal miners and their beneficiaries. The Social Security Administration assigns miners and their beneficiaries to the coal companies with which they were formerly employed or related. Until recently, the Company believed that it fell within the scope of CIRHBA. Therefore, the Company had established a reserve to satisfy the healthcare premiums of those miners and their beneficiaries which have been assigned to the Company. However, on June 25, 1998, the U.S. Supreme Court held in EASTERN ENTERPRISES V. APFEL, COMMISSIONER OF SOCIAL SECURITY ET AL., that the assignment of miners under CIRHBA to certain coal companies violated certain provisions of the U.S. Constitution. In November 1998, the Social Security Administration determined that the Company is in the class of coal companies to which the Constitutional prohibitions to CIRHBA apply and the Company was refunded all monies previously paid under CIRHBA. The Company included this refund of $743,000 in accounts receivable at September 30, 1998 and recognized a gain of $1,200,000 (including elimination of the remaining liability balance of $457,000) in other income for the three and nine months ended September 30, 1998.

         The Company has filed a petition in U.S. Tax Court challenging the Internal Revenue Service deficiency notices related to disputes involving the Company's federal income tax returns for the years 1982-1989. This matter is more fully described in the Company's annual financial statements, which are contained in the Form S-4.

         On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against The Elk Horn Coal Corporation ("Elk Horn"), a wholly owned subsidiary of the Company, on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn (the "Cheyenne litigation"). Elk Horn has already appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. However, the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Company's current litigation in the U.S. Tax Court, the ultimate resolution of the Cheyenne litigation, and the pending Internal Revenue Service's examination of certain other tax returns of the Company, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in the Prospectus. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 225 million tons of coal reserves, of which management believes 89% is owned in fee. In addition, management believes that the Company has approximately 119 million tons of coal deposits. In the three months and nine months ended September 30, 1998, the Company sold approximately
1.3 and 3.9 million tons of coal, respectively, approximately 77% and 71% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and nine months ended September 30, 1998, respectively, approximately 85% and 78% of the tonnage was sold to seven long-term sales contract customers, with the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities, an international government-owned utility and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. The Company's long-term sales contract with Taiwan Power Company expires in 1999, and the Company expects that it will not be renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources.

         The Company also generates significant revenues by leasing portions of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases varies from five years to the life of the reserves. A minimum advance royalty is required whether or not the property is mined. Such minimum royalty can be recouped by the lessee as a credit against royalties owed on production if such production is within a specified period of time after a minimum advance royalty is paid by the lessee.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ---------------------         ---------------------
                                                  1998           1997           1998           1997
                                                 ------         ------         ------         ------
OPERATING DATA:
Revenues ...............................          100.0%         100.0%         100.0%         100.0%
Operating expenses:
  Cost of sales ........................           89.9           90.2           90.9           90.5
  Selling, general and administrative ..            2.8            3.2            2.8            3.1
                                                 ------         ------         ------         ------
Operating income .......................            7.3            6.6            6.3            6.4

  Interest expense .....................            5.7            4.3            5.0            4.5
  Interest income ......................           (1.3)          (0.7)          (1.1)          (0.7)
  Other (income) expense ...............           (1.7)           0.1           (1.0)          (1.6)
                                                 ------         ------         ------         ------
Income from continuing operations before
  income taxes .........................            4.6            2.9            3.4            4.0

  Provision for income taxes ...........            1.1            0.6            1.0            1.1
                                                 ------         ------         ------         ------

Income from continuing operations ......            3.5            2.3            2.4            2.9
Loss on disposal of discontinued
  operations, net of taxes and minority
  interest .............................            0.0            0.0            0.0            0.0
                                                 ------         ------         ------         ------
Net income before extraordinary
    item ...............................            3.5            2.3            2.4            2.9
Extraordinary item, net of taxes .......            0.0            0.0           (1.5)           0.0
                                                 ------         ------         ------         ------
Net income .............................            3.5%           2.3%           0.9%           2.9%
                                                 ======         ======         ======         ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Coal sales. Coal sales revenues were $39,582,000 for the three months ended September 30, 1998 compared to $ 41,374,000 for the three months ended September 30, 1997, a decrease of 4.3%. Although overall coal sales volume increased to 1,369,000 for the three months ended September 30, 1998 from 1,347,000 for the three months ended September 30, 1997, the decreased revenue is primarily attributable to timing on the shipments to an international government owned foreign utility with which the Company has a long-term sales contract. Sales prices on this contract are higher than domestic sales prices because they include the additional cost of transportation and handling included with international shipments. Management expects the 1998 sales volume to this customer to be below the level shipped in 1997, primarily attributable to the fact that the 1997 contract year included extra tonnage carried forward from the previous year and also included 1998 contract tonnage which was shipped in 1997 at the request of the customer.

         Coal leasing. Coal leasing revenues were $1,352,000 for the three months ended September 30, 1998 compared to $2,036,000 for the three months ended September 30, 1997, a decrease of 33.6%. Production from lessees' mining operations was 892,000 tons for the three months ended September 30, 1998 compared to 759,000 for the three months ended September 30, 1997, an increase of 17.5%. The reduction in revenue is primarily attributable to minimum royalties which were recognized in prior periods, and are now being credited to lessees as production begins from the lessee mines.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the three months ended September 30, 1998 and cotton ginning, cotton warehousing, sales of cottonseed, and barge revenue for the three months ended September 30, 1997. Other revenues were $1,548,000 for the three months ended September 30, 1998 compared to $994,000 for the three months ended September 30, 1997, an increase of 55.7%. This increase is primarily attributed to the timing of the sale of the Company's cotton and cottonseed inventory which was sold in an earlier quarter in 1997. This increase was partially offset by $627,000 of barge lease revenues for the third quarter of 1997, which were not earned in the third quarter of 1998 due to the sale of the Company's barge fleet in December 1997.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $35,922,000 for the three months ended September 30, 1998 compared to $38,589,000 for the three months ended September 30, 1997, a decrease of 6.9%. This decrease resulted primarily from reduced costs (on a per-ton basis) in the Company's production due to efficiency gains in the mining operations and favorable mining conditions and reduced shipping costs due to a lower volume of international shipments.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $583,000 for the three months ended September 30, 1998 compared to $428,000 for the three months ended September 30, 1997, an increase of 36.2%. The increase primarily resulted from an increase in the volume of coal mined by lessees.

         Cost of Sales-Other. Cost of other revenues were $1,673,000 for the three months ended September 30, 1998 compared to $1,018,000 for the three months ended September 30, 1997, an increase of 64.3%. This increase is primarily related to increases in the sale of the Company's cotton and cottonseed inventory due to timing discussed above.

OTHER

         Selling, general and administrative expenses totaled $1,206,000 for the three months ended September 30, 1998 compared to $1,436,000 for the three months ended September 30, 1997, a decrease of 16.0%. This decrease primarily resulted from reductions in legal fees. Selling, general and administrative expenses were 2.8% and 3.2% of revenues for the three months ended September 30, 1998 and 1997, respectively.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $6,949,000 for the three months ended September 30, 1998 compared to $6,614,000 for the three months ended September 30, 1997, an increase of 5.1%. This increase is primarily attributable to reduced mining costs at the Company's operations. Excluding the Company's barge fleet, EBITDA was $5,989,000 for the three months ended September 30, 1997.

         Interest expense totaled $2,407,000 for the three months ended September 30, 1998 compared to $1,925,000 for the three months ended September 30, 1997, an increase of 25.0%. This primarily resulted from the additional interest related to the issuance of $100,000,000 principal amount of 9-7/8% Senior Notes due 2008 (the "Senior Notes") on June 8, 1998, which was partially offset by reduced interest related to repayment of debt secured by the Company's barge fleet, which was sold in December 1997.

         Interest income totaled $545,000 for the three months ended September 30, 1998 compared to $297,000 for the three months ended September 30, 1997, an increase of 83.5%. This primarily resulted from the additional cash temporarily invested and earning interest due to proceeds received from the issuance of the Senior Notes. The Company intends to use this cash to fund a portion of the capital expenditures expected to be incurred at the Fork Creek operations, a new development expected to begin production by the year 2000.

         Other income was $706,000 for the three months ended September 30, 1998 compared to a loss of $39,000 for the three months ended September 30, 1997. Other income for the three months ended September 30, 1998 was related primarily to a gain resulting from the refund of amounts previously paid and the elimination of amounts accrued for the Coal Industry Retiree Health Benefits Act (CIRHBA) and a gain on the sale of certain mining equipment. These gains were partially offset by additional expenses related to the closing of certain mine areas. The loss reflected in other income for the three months ended September 30, 1997 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River.

         Income taxes were $453,000 for the three months ended September 30, 1998 compared to $220,000 for the three months ended September 30, 1997, an increase of 105.9%. The increase is a result of higher income in the three months ended September 30, 1998 than in the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Coal sales. Coal sales revenues were $113,011,000 for the nine months ended September 30, 1998 compared to $121,204,000 for the nine months ended September 30, 1997, a decrease of 6.8%. The decrease is attributable to a decrease in the volume of coal shipped. Coal sales volume was 3,866,000 tons for the first nine months of 1998 compared to 3,998,000 tons for the first nine months of 1997, a decrease of 3.3%. The decreased volume is primarily attributable to a scheduled outage at the plant of a long-term sales contract customer. This outage caused this customer to require fewer tons of the Company's coal during the second quarter. Management believes this shortfall will be offset by additional coal shipments to this customer for the remainder of 1998.

         Coal leasing. Coal leasing revenues were $4,719,000 for the nine months ended September 30, 1998 compared to $6,393,000 for the nine months ended September 30, 1997, a decrease of 26.2%. Production from the Company's lessees was 2,271,000 tons for the nine months ended September 30, 1998 compared to 2,142,000 for the nine months ended September 30, 1997, an increase of 6.0%. The reduction in revenue is primarily attributable to minimum royalties which were recognized in prior periods, and are now being credited to lessees as production begins from the lessee mines.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the nine months ended September 30, 1998 and cotton ginning, cotton warehousing, sales of cottonseed, and barge fleet revenues for the nine months ended September 30, 1997. Other revenues were $3,593,000 for the nine months ended September 30, 1998 compared to $5,429,000 for the nine months ended September 30, 1997 a decrease of 33.8%. This decrease is primarily attributed to $1,881,000 of barge fleet lease revenues for the nine months ended September 30, 1997 which were not generated in the nine months ended September 30, 1998 as a result of the sale of the Company's barge fleet in December 1997.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $104,557,000 for the nine months ended September 30, 1998 compared to $114,232,000 for the nine months ended September 30, 1997, a decrease of 8.5%. This decrease resulted primarily from decreased volume of coal shipped combined with reduced costs in the Company's production due to efficiency gains in the mining operations and favorable mining conditions.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $1,483,000 for the nine months ended September 30, 1998 compared to $1,403,000 for the nine months ended September 30, 1997, an increase of 5.7%. This increase resulted from an increase in coal mined by the Company's lessees.

         Cost of sales-Other. Cost of other revenues were $4,236,000 for the nine months ended September 30, 1998 compared to $4,817,000 for the nine months ended September 30, 1997, a decrease of 12.1%. This decrease is primarily attributed to $683,000 of barge fleet depreciation costs for the nine months ended September 30, 1997 which were not recorded in the nine months ended September 30, 1998 as a result of the sale of the Company's barge fleet in December 1997.

OTHER

         Selling, general and administrative expenses totaled $3,455,000 for the nine months ended September 30, 1998 compared to $4,150,000 for the nine months ended September 30, 1997, a decrease of 16.7%. This decrease primarily resulted from reductions in salaries and wages and legal fees. Selling, general, and administrative expenses were 2.8% of revenues for the nine months ended September 30, 1998 and 3.1% of revenues for the nine months ended September 30, 1997.

         As a result, EBITDA totaled $18,652,000 for the nine months ended September 30, 1998 compared to $19,766,000 for the nine months ended September 30, 1997, a decrease of 5.6%. This decrease is primarily attributable to reduced revenue as a result of the sale of the Company's barge fleet. Excluding the Company's barge fleet, EBITDA was $17,900,000 for the nine months ended September 30, 1997.

         Interest expense totaled $6,019,000 for the nine months ended September 30, 1998 compared to $6,041,000 for the nine months ended September 30, 1997, a decrease of 0.4%. This is primarily a result of the repayment of debt secured by the Company's barge fleet, which is offset by the additional interest related to the issuance of the Senior Notes.

         Interest income totaled $1,341,000 for the nine months ended September 30, 1998 compared to $876,000 for the nine months ended September 30, 1997, an increase of 53.1%. This primarily resulted from the additional cash temporarily invested and earning interest due to proceeds received from the issuance of the Senior Notes. The Company intends to use this cash to fund a portion of the capital expenditures expected to be incurred at the Fork Creek operations, a new development expected to begin production by the year 2000.

         Other income was $1,227,000 for the nine months ended September 30, 1998 compared to $2,080,000 for the nine months ended September 30, 1997, a decrease of 41.0%. Other income for the nine months ended September 30, 1998 was related primarily to a gain resulting from the refund of amounts previously paid and the elimination of amounts accrued for the Coal Industry Retiree Health Benefits Act (CIRHBA) and a gain on the sale of certain mining equipment. These gains were partially offset by additional expenses related to the closing of certain mine areas. The decrease is attributable to selling less equipment in 1998.

         Income taxes were $1,174,000 for the nine months ended September 30, 1998 compared to $1,446,000 for the nine months ended September 30, 1997, a decrease of 18.8%. The decrease is a result of lower net income.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings issued the Senior Notes ("the Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At September 30, 1998, the Company had total indebtedness including capital leases and current maturities of $109,084,000. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments;
(iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "New Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the New Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The initial grid spread is 1.75% above LIBOR and 0.75% above Prime Rate. The New Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The New Credit Facility contains certain restrictions and limitations, including financial covenants, that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

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

         In 1997, the Company made capital expenditures of $7,969,000 (including $4,098,000 financed through capital leases). The Company's budget for 1998 capital expenditures is approximately $22,000,000 (including $1,600,000 of capitalized interest), of which $11,225,000 has been spent as of September 30, 1998 (including $2,156,000 financed through capital leases). In the budget for 1999, capital expenditures are approximately $40,000,000 (including $4,000,000 of capitalized interest). Of the $62,000,000 of anticipated capital expenditures for 1998 and 1999 combined, approximately $39,000,000 relates to the costs for a preparation plant, rail-loading facility, shaft and slope access to an underground coal mine, certain mining equipment, and other costs associated with the development of the Fork Creek property which was acquired in November 1997. The Company expects to fund its budgeted capital expenditures through a combination of proceeds from the issuance of the Senior Notes, borrowings or leases from equipment finance companies, borrowings under the New Credit Facility and cash currently on hand or generated from operations.

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

         Management periodically reviews the profitability of all of the Company's assets, including those which are not a part of its core coal operations. The Company's cotton ginning and warehousing operation in South Carolina has continued to contribute positive cash flow to the Company, and management has no immediate plans to dispose of the assets that comprise the operations. If management determines that a sale of this operation would generate cash in excess of the net present value of estimated future cash flows from those assets, the Company may consider selling the operation.

         Net cash generated by operating activities was $12,720,000 for the nine months ended September 30, 1998 compared to $13,200,000 for the nine months ended September 30, 1997. The $480,000 decrease in cash flow from operating activities is primarily related to prepayment of certain property and casualty insurance compared to the prior year when those premiums were paid ratably throughout the year.

         Net cash used by investing activities was $6,814,000 for the nine months ended September 30, 1998 compared to $243,000 for the nine months ended September 30, 1997. The $6,571,000 increase is primarily the result of increased capital expenditures for the nine months ended September 30, 1998 of $5,924,000 primarily due to increased mine development costs for several new mines that were opened during 1998 and capitalized costs for development of the Fork Creek operation. Another contributing factor is the $1,525,000 decrease in proceeds from the sale of mining equipment, which is attributable to having less equipment to sell in 1998.

         Net cash provided from financing activities of $12,678,000 for the nine months ended September 30, 1998 reflects an increase of $27,004,000 over the $14,326,000 used in the nine months ended September 30, 1997. The increase in net cash provided resulted primarily from net borrowings of approximately $18,100,000 under the Senior Notes which is to be used primarily for funding a portion of the development of the Fork Creek property. Additionally, because of the non-amortizing nature of the Senior Notes and stronger overall cash position for the nine months ended September 30, 1998, revolving line of credit and long-term debt repayments were decreased by $9,900,000.

         Based upon its current level of operations and anticipated growth, the Company believes that the cash available currently, along with cash flow from operations and available borrowings under the New Credit Facility, will be sufficient to meet its future liquidity needs. However, the Company may make additional acquisitions and, in connection therewith, may incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its indebtedness, including the Senior Notes, may be adversely affected. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the New Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs.

         On October 2, 1998, a jury verdict was rendered in the Cheyenne litigation in the amount of $9.5 million against the Company's Elk Horn subsidiary. Elk Horn Coal has appealed the verdict on liability. At present, Elk Horn Coal's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of the Cheyenne litigation verdicts on appeal. However, because the Cheyenne litigation is on appeal, its ultimate resolution is not determinable at this time and as a result, the Company cannot access whether an adverse resolution of this matter would have a material adverse impact on the Company's cash flow and results of operations. See "Part II - OTHER INFORMATION, Item 1. LEGAL PROCEEDINGS" and "NOTE 9 - GUARANTIES, COMMITMENTS AND CONTINGENCIES" to the Notes to Consolidated Financial Statements contained herein.

         The Company issued 10,000 shares of Convertible Preferred Stock with an initial liquidation preference of $13,650,000 in connection with the recapitalization of the company in 1995. An aggregate amount of dividends on the Convertible Preferred Stock amounting to $17,233,000 plus the liquidation value of $13,650,000 will be due in January 2006, if not reduced by certain tax-related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to common stock in accordance with its terms.

YEAR 2000

Year 2000 Overview

         The year 2000 issue relates to the way computer systems and technologies utilize fields containing date information and recognize and process such information beyond December 31, 1999. The year portion of such date information has traditionally been stored as two digits only. Any of the Company's computers, computer programs, operational or administration equipment or products that have date sensitive software or imbedded technologies may interpret the year portion of the date "00" as the year 1900 rather than the year 2000. System failures or miscalculations may occur as a result, thus causing disruptions in operations and the ability to process transactions.

State of Readiness

         The Company began addressing Year 2000 issues in 1989 with its purchase of a Year 2000 capable accounting software system. In 1997, an internal committee of the Company was formed to review the following areas that may be impacted adversely by Year 2000 issues: Information Systems Infrastructure; Financial and Administrative Systems; Process Control Systems; and Vendors and Customers.

         The Company has a program in place designed to achieve Year 2000 capability in time to test the Company's systems and minimize significant effects on the Company's business operations and financial and administrative transactions.

         Information Systems Infrastructure. With respect to its Information Systems Infrastructure, the Company believes that, with the exception of the network operating system which provides file and print services to the Company's network users, all hardware, software and operating systems are Year 2000 capable. The Company anticipates upgrading or replacing this system by the end of the second quarter of 1999.

         Financial and Administrative Systems. The Company's Financial and Administrative Systems include various financial, office automation and engineering software, as well as building and telecommunications systems. The Company has purchased and is in the process of customizing a new coal inventory costing system which is expected to be Year 2000 capable. Implementation is scheduled for the third quarter of 1999. A significant module of the overall accounting system is the Purchase Management System which integrates with the accounts payable system. The software vendor has delivered a version of the Purchase Management System which the vendor has represented to the Company as Year 2000 compliant. It is expected that this version will be installed during the first quarter of 1999. The Company believes that all other financial software and the office automation and engineering software is Year 2000 capable. In the first quarter of 1999, the Company's headquarters office will upgrade its HVAC and security systems to systems that are expected to be Year 2000 capable. A new phone system at the Company's headquarters office has also been selected and will be installed in the first quarter of 1999. The vendor has represented the phone system to be Year 2000 compliant.

         Process Central Systems. In its review of Year 2000 issues, the Company has identified the following Process Control Systems as being production critical: Coal Preparation Plant Control System; Truck Scale System; Barge Loading System; Sampling Systems; and Heavy Equipment Control Systems. The Company has received assurances from the vendors of the Coal Preparation Plant Control System and Truck Scale System that their products are Year 2000 compliant. The Company is in the process of evaluating the other systems.

         Vendors and Customers. The Company will survey its suppliers and customers that have been identified as critical to business operations by the end of the first quarter of 1999. Should responses to Year 2000 capability be unsatisfactory, the Company intends to change suppliers, service providers or contractors as needed.

Company's Costs

         It is estimated that the costs of the Company's Year 2000 efforts will be approximately $200,000, of which $20,000 has been spent to date. The Company believes that these costs would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which will be capitalized. These estimates do not include the costs of implementing contingency plans or internal costs associated with the continuing review of Year 2000 issues.

Risks of the Company's Year 2000 Issues

         Although the Company expects its critical systems to be compliant by the end of the third quarter of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include failure to identify vulnerable systems; possible loss of technical resources; non-compliance by third parties whose systems and operations impact the Company; and other similar uncertainties.

         With regard to non-compliance by third parties, domestic electric utilities are the Company's principal customers as well as critical to the Company's operations. Utilities supply power for the Company's coal production, preparation, and loading facilities. Therefore, the Company's most significant risk with regard to the Year 2000 issues hinges on the success of the utilities in meeting the challenges they are facing with these issues. A major interruption of power would not only affect the Company's ability to produce coal, but most likely curtail its ability to sell the coal to its utility customers. If a sustained interruption of power does occur as a result of Year 2000 issues, it would have a material adverse affect on the Company's results of operations, liquidity, and financial condition.

Contingency Plan

         At this time, the Company has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 readiness or its progress deviates from its current plan, the Company will develop contingency plans as management deems necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against The Elk Horn Coal Corporation ("Elk Horn", a wholly owned subsidiary of the Company), on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn. Elk Horn has appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. However, the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.01 Financial Data Schedule

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated November 24, 1998

                                       PEN HOLDINGS, INC.


                                       By:  /s/William E. Beckner
                                            ------------------------------------
                                            William E. Beckner
                                            President and Chief Executive
                                            Officer


                                       By:  /s/Mark A. Oldham
                                            ------------------------------------
                                            Mark A. Oldham
                                            Senior Vice President, Secretary,
                                            Treasurer and Chief
                                            Financial Officer