Form 10-K405
period 1998-12-31
PEN HOLDINGS INC
filed 1999-03-24
CIK 1067331

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
                                DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: None

     Indicate the number of shares of each of the registrant's classes of common stock as of the latest practical date: As of March 23, 1999: Class I Common stock, $.01 par value per share, 4,290,000 shares and Class II Common stock, $.01 par value per share, 177,550 shares.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

                               PEN HOLDINGS, INC.

                                      INDEX

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------

PART I
Item  1.   Business                                                                                                 1

Item  2.   Properties                                                                                               9

Item  3.   Legal Proceedings                                                                                       13

Item  4.   Submission of Matters to a Vote of Security Holders                                                     13

PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters                                   13

Item  6.   Selected Consolidated Financial Data                                                                    14

Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   16

Item  8.   Financial Statements and Supplementary Data                                                             22

Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    43

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                      43

Item 11.   Executive Compensation                                                                                  44

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                          45

Item 13.   Certain Relationships and Related Transactions                                                          45

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                       E-1

           Glossary of Certain Terms                                                                              G-1

           Kentucky-West Virginia Operations Map                                                                  M-1

PART 1.

ITEM 1. BUSINESS.

         Pen Holdings, Inc. and its consolidated subsidiaries (the "Company" or "Pen") is principally engaged in the mining, preparation, marketing and leasing of primarily compliance coal and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Compliance coal is coal which when burned emits less than 1.2 pounds of sulfur dioxide per million Btu (0.72% for 12,000 Btu). This coal exceeds the sulfur dioxide emission requirements for air quality of Phase I of the Clean Air Act Amendments and meets the proposed sulfur dioxide emission requirements for air quality of Phase II of such legislation without the need for flue gas desulfurization. Throughout this report reference is made to coal reserves. Management has used coal reserve data supplied by independent consultants as the basis for the estimates of coal reserve data contained herein. These reserve estimates account for mining completed on the property or other changes in the reserve since the date of the referenced reserve study. The basis for the Company's recoverable coal reserve estimates (other than the Company's Fork Creek reserves) were derived from a reported dated May 1998, in which Marshall Miller & Associates ("Marshall Miller") had audited the Company's recoverable coal reserves as of such date (the "Marshall Miller Report"). The estimates of the Company's recoverable Fork Creek reserves as of September 1997 have been reviewed by Stagg Engineering Services, Inc. ("Stagg Engineering") as of such date (the "Stagg Engineering Report"). As used herein, "reserves" means Proven Reserves or Probable Reserves (as defined in the Glossary) which could be economically extracted or produced at the time of the reserve determination. Reserve estimates for all of the Company's coal properties are based on the Marshall Miller Report and the Stagg Engineering Report, which are collectively referred to herein as the "Reserve Studies". All references to "tons" are to short ton unless otherwise indicated. For definition of certain coal-related terms, see Definition of Certain Terms attached as the Glossary to this Form 10-K.

         Based on the Reserve Studies, the Company estimates that it controls the mineral rights to approximately 223 million tons of coal reserves, of which management believes 202 million tons are owned in fee. In 1998, the Company sold approximately 5.3 million tons of coal, approximately 74% of which was generated from captive production with the remainder purchased from other coal mine operators. In 1998, approximately 78% of the tonnage was sold to seven long-term sales contract customers, with most of the remainder sold to 20 spot market customers. The Company sells primarily to domestic public utilities, an international government-owned utility and industrial customers. In addition to its coal sales, the Company leases the mineral rights on approximately 66 million tons of its reserves to 24 operators who mined approximately 3.3 million tons in 1998. The Company received an average leasing revenue per ton of coal from its lessees of approximately $1.92 per ton in 1998. The Company's coal leases typically have a term of five years, although some leases are for the life of the respective reserves. For the year ended December 31, 1998, the Company generated revenues, net income and EBITDA (EBITDA represents operating income plus depreciation, depletion and amortization) all as adjusted to represent only business units currently in operation, of $169.5 million, $1.4 million and $24.5 million, respectively. EBITDA may not be comparable to other similarly titled measures of other companies. However, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing arrangements contain covenants based on formulations of EBITDA. Cash provided (used) by operating activities, investing activities and financing activities for the year ended December 31, 1998, adjusted to represent only business units currently operating was $16.9 million, ($12.9) million and $10.9 million, respectively.

         The Company has demonstrated a long-term record of selectively increasing its reserves through acquisitions and consistently increasing its production through the development of its reserves. Since 1992, reserves have increased more than 300%, and captive production has increased at a compound annual rate of 12% to 3.9 million tons in 1998. Beginning in 1987, Pen commenced surface coal mining production with the purchase of approximately 49 million tons of compliance and low-sulfur coal reserves located in southern West Virginia ("Kiah Creek"). Prior to the purchase of Kiah Creek, the Company fulfilled its contractual obligations through coal purchases and limited contract mining. Approximately 82% of the Company's 1998 coal production was from Kiah Creek, where three underground and two surface mines were operating. In 1994, the Company acquired approximately 108 million tons of primarily compliance and low-sulfur coal reserves located in eastern Kentucky ("Elk Horn"). The Company's strategy for Elk Horn is (i) to lease a significant portion of the reserves to other mining operators under long-term agreements and
(ii) to produce coal for Company sales from contract mining operations. Annual lease payments including minimum royalties paid to the Company from Elk Horn leases have averaged $8.8 million per year since 1994. In November 1997, the Company acquired approximately 80 million tons of primarily compliance, low-sulfur, and metallurgical coal reserves located in southern West Virginia ("Fork Creek"). The Company expects to have obtained the necessary permits and completed the infrastructure at Fork Creek to commence mining operations and to begin coal deliveries by early 2000. Management anticipates that the Fork Creek operations will produce up to 4.0 million tons annually by 2002 with the majority of this coal being shipped via CSX rail.

         The Company's strategy has been to secure sales contracts with customers accessible from its own loading terminals in advance of planned increases in production. In each of the last five years, the Company's production has been fully committed under long-term sales contracts. Management believes that the strategy of being heavily contracted has provided the Company with greater flexibility in managing mine development, production levels and reserve life at Kiah Creek and, to a lesser extent, at Elk Horn. By the year 2000, management anticipates that, with the expiration of the Company's long-term sales contract with Taiwan Power Company (the "TPC contract") and the additional production from Fork Creek, more of its production will be sold on the spot market until commitments can be obtained for the coal. Although production is not scheduled to commence until early 2000, the Company has already committed to supply from Fork Creek approximately 500,000 tons in 2000, increasing to approximately 720,000 tons annually by 2001. With the exception of the TPC contract, the Company's current sales contracts and spot market agreements are primarily with domestic public utilities and industrial customers located in the upper Ohio River Valley and accessible by river barge transportation from the Company's terminal on the Big Sandy River, a navigable tributary of the Ohio River. The Company shipped only 1.3% of its tonnage sold in 1998 by rail, but it anticipates shipping up to 43% by rail once Fork Creek is fully developed.

         The Company has an integrated production, preparation and loading operation which management believes enhances control over product quality and consistency, storage capability and delivery scheduling for its customers. In 1990, the Company built a modern, heavy media preparation plant at Kiah Creek to clean and size its underground coal production, which the Company believes: (i) improved its reputation with customers by increasing the quality and quantity of marketable compliance and low-sulfur coal production and (ii) positioned the Company to be able to bid for more favorably priced sales contracts and spot market agreements. The Company's development plans for Fork Creek include construction of an additional preparation plant and a rail loadout which is expected to extend product control over new production at Fork Creek and provide the Company an opportunity to supply new customers in the Northeast and upper Midwest which are primarily accessible by rail.

         The Company utilizes room and pillar mining in its underground mines and contour and point removal mining at its surface mines, which the Company believes are the most cost-efficient methods for extracting its reserves given their geological composition. Although a majority of the Company's production has shifted toward underground mining, which generally can be more costly due to preparation costs, the Company's cash production costs at the mine site have declined from $18.81 per ton in 1993 to $17.92 per ton in 1998. Management believes that this decline resulted from the Company's ability to improve productivity from its mines and recovery rates at its preparation plant through better planning, improvements to its preparation plant and more efficient use of capital equipment.

         In addition to the Company's coal operations, the Company also has a cotton ginning and warehousing business in South Carolina which accounted for approximately 5% of the Company's 1998 revenues. In 1996, the Company sold Pen Cotton Tennessee, its Tennessee cotton operations, and closed Pen Cotton Company of Alabama, Inc., its Alabama cotton merchandising activity. Approximately 19,000 bales of cotton were ginned in 1998, compared with approximately 23,000 bales in 1997. The Company receives fees for its services for ginning and warehousing. In 1998, revenues from this operation were $8.4 million. The South Carolina cotton operation revenues as a percentage of the Company's total revenues and EBITDA as a percentage of the Company's total EBITDA for the period from 1994 through 1998 were 4.3%, 7.2%, 8.1%, 5.6% and 5.0%, respectively and 1.0%, 0.6%, 2.7%, 1.6% and 1.8%, respectively. The Company also typically purchases cottonseed from the farmer at the time of ginning. The seed is then sold to a local oil mill who produces cottonseed oil or, more commonly, is sold into the dairy cattle market where the seed is used as feed. Consistent with the Company's strategy to focus on its core business, the Company may, given the right market conditions, choose to sell its remaining cotton operations.

         Pen Holdings, Inc. ("Pen Holdings") was incorporated under the laws of Tennessee in 1971. The Company's headquarters are located at Center Court Building, Suite 300, 5110 Maryland Way, Brentwood, TN 37027, and its telephone number is (615) 371-7300. As of December 31, 1998, the Company had 325 full time employees.

RISK FACTORS

         The following Risk Factors are inherent in the business that the Company is engaged in:

LEVERAGE; ABILITY TO SERVICE DEBT

         The Company has, and will continue to have, substantial leverage. At December 31, 1998, the Company had approximately $108.0 million of indebtedness, representing approximately 64% of the Company's total capitalization. Furthermore, subject to certain restrictions in the indenture (the "Indenture") relating to Pen Holding's 9 7/8% Senior Notes due 2008 (the "Notes"), the Company may incur additional indebtedness from time to time to finance acquisitions, to provide for working capital or capital expenditures or for other purposes.

         The level of the Company's indebtedness could have important consequences to holders of the Notes, including, but not limited to, the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on terms favorable to the Company; (ii) the Company will have significant cash requirements for debt service; (iii) financial and other covenants and operating restrictions imposed by the terms of the Indenture and by its Amended and Restated Credit Facility by and among Pen Holdings, certain of its subsidiaries, Mellon Bank, N.A., Canadian Imperial Bank of Commerce, and First American Bank, N.A. (the "Credit Facility") will limit, among other things, its ability to borrow additional funds or to dispose of assets; (iv) a downturn in the Company's businesses will have a more significant impact on its results of operations; and (v) the Company may, subject to its covenants, increase indebtedness senior to the Notes immediately following the issuance of the Notes.

         The ability of Pen Holdings to satisfy its obligations will be primarily dependent upon the future financial and operating performance of its subsidiaries and upon its ability to renew or refinance borrowings or to raise additional equity capital. Each of these alternatives is dependent upon financial, business and other general economic factors affecting Pen Holdings and its subsidiaries in particular, many of which are beyond the control of Pen Holdings and its subsidiaries. If Pen Holdings and its subsidiaries are unable to generate sufficient cash flow to meet their debt service obligations, they will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, including the Notes, selling assets or raising equity capital. There can be no assurance that any such alternatives could be accomplished or could be accomplished on satisfactory terms or that such actions would yield sufficient funds to retire the Notes and any secured indebtedness. While management believes that cash flow from operations will provide an adequate source of long-term liquidity, a significant drop in operating cash flows resulting from economic conditions, competition or other uncertainties beyond the Company's control would increase the need for alternative sources of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

HOLDING COMPANY STRUCTURE

         Pen Holdings is a holding company that conducts substantially all of its operations through its subsidiaries. Pen Holdings' only significant assets are (i) the capital stock of its subsidiaries, all of which are wholly owned
(ii) the building which houses the Company's headquarters and (iii) certain office furniture and computer equipment. As a holding company, Pen Holdings is dependent on dividends or other distributions of funds from its subsidiaries to meet its debt service and other obligations, including its obligations under the Notes.

EFFECTIVE SUBORDINATION OF THE NOTES AND GUARANTEES; RESTRICTIVE DEBT COVENANTS

         The Notes are senior unsecured obligations of Pen Holdings and will rank generally the same in priority of payment with all existing and future unsubordinated obligations of Pen Holdings and senior in right of payment to all existing and future subordinated indebtedness of Pen Holdings. Borrowings under the Credit Facility are secured by certain of Pen Holdings' and certain of its subsidiaries' assets, including the stock of Pen Coal Corporation ("Pen Coal") and The Elk Horn Coal Corporation ("Elk Horn Coal") and substantially all of the assets of Pen Holdings' active subsidiaries (defined to include Pen Coal, Elk Horn Coal, River Marine Terminals, Inc., Marine Terminals Incorporated and Pen Cotton Company of South Carolina). Accordingly, while the Notes will rank generally the same in priority of payment with borrowings under the Credit Facility, the Notes will be effectively subordinated to the obligations outstanding under the Credit Facility to the extent of the value of the assets securing such borrowings. The active subsidiaries also guarantee obligations under the Credit Facility. The guarantees of the guarantors will rank generally the same in priority of payment with all obligations of the respective guarantors that are not by their terms expressly subordinated to the guarantees. In the event of a default under the Credit Facility or other secured indebtedness (whether as a result of the failure to comply with a payment or any covenant, a cross-default or otherwise), the lenders thereunder will have a secured claim foreclosure right on their collateral, and, if exercised, the Company's financial condition and the value of the Notes will be materially adversely affected. In the event of certain asset sales, the Credit Facility provides that net proceeds thereof not reinvested as provided therein must be applied to the repayment of borrowings under the Credit Facility.

         The Credit Facility and the Indenture contain covenants that, among other things, limit the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, dispose of certain assets, incur liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The ability of the Company to comply with such provisions may be affected by events beyond its control. A breach of any of these covenants would result in a default under the Credit Facility. In the event of any such default, depending on the actions taken by the lenders under the Credit Facility, the Company could be prohibited from making any payments on the Notes. In addition, such lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest thereon, to be due and payable, which would be an event of default under the Indenture. As a result of the priority and/or security afforded the Credit Facility, there can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the Credit Facility and the Indenture. Any future refinancing of the Credit Facility is likely to contain similar restrictive covenants.

RELIANCE ON LONG-TERM SALES CONTRACTS, DEPENDENCE ON SIGNIFICANT CUSTOMERS AND RISKS ASSOCIATED WITH PRICE ADJUSTMENT PROVISIONS

         A substantial portion of the Company's coal is sold pursuant to long-term sales contracts which are significant to the stability and profitability of the Company's operations. In 1998, approximately 78% of the Company's revenues from coal sales were made under long-term sales contracts with seven customers. The Company's long-term sales contracts provided for coal to be sold at a price which exceeds the price at which such coal could be sold in the spot market.

         The TPC contract accounted for 58%, 36%, 23%, 25% and 23% of the Company's coal sales revenues from 1994 through 1998, respectively. The TPC contract expires in 1999, and the Company expects that it will not be renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources. The Company's long-term sales contract with Dayton Power & Light, which expires in 2001, excluding option periods, accounted for 15%, 23%, 21%, 24% and 23% of the Company's coal sales revenues from 1994 through 1998, respectively. The Company's long-term sales contract with American Electric Power-Mountaineer, which expires in 2000, excluding option periods, accounted for 9%, 15%, 18%, 17% and 17% of the Company's coal sales revenues from 1994 through 1998. The Company continually bids on new contracts to replace existing contracts in order to align supply requirements with its anticipated production levels. There can be no assurance, however, that the Company will be able to secure additional contracts to replace any expiring contract or to replace such contract on terms favorable to the Company. As a result, the loss of these or other of its sales contracts could have a material adverse effect on the Company's financial condition and results of operations.

         Virtually all of the Company's long-term sales contracts are subject to price adjustment provisions which permit an increase or decrease in the contract price at specified times during the contract term to reflect changes in certain price or other economic indices, taxes and other governmental charges. Long-term sales contracts also typically contain force majeure provisions allowing suspension of performance by the Company or the customer to the extent necessary during the duration of certain events beyond the control of the affected party, including labor disputes and changes in government regulations. There can be no assurance that the Company's currently existing contracts will remain in force for the duration of their current terms.

         In addition, the TPC contract contains an annual price re-opener provision which provides for the contract price to be adjusted upward or downward on the basis of certain market factors. Upon establishment of the price, any change is adjusted retroactively to apply to all tons shipped for the subject year contract requirement, and interest is owed on any amount due to or from the Company. If the parties fail to agree on a price for a given year, each party has the right to require that the price be determined by binding arbitration. Pending determination of the annual price, coal sales are made at the prior year's price.

         The Company believes that it has reached an agreement in principle with Taiwan Power Company on a price for 1999 under the TPC contract. This agreement, which is subject to Taiwan Power Company board approval, would maintain the price under the TPC contract for 1999 at the price paid in 1998 (currently coal is being shipped to Taiwan Power Company at the price agreed to by the parties for 1998). Under this agreement the required 1999 tonnage to be shipped under the contract would be reduced by approximately 265,000 tons. The Company has also pre-shipped approximately 174,000 tons of the required 1999 tonnage during 1998. If the current agreement in principle is finalized, it would not have a material adverse affect on the Company.

         Although the Company believes it has reached an agreement in principle with Taiwan Power Company, until there is a definitive agreement, there can be no assurance concerning the actual price or tonnage shipped under the contract. In the event that the price and/or tonnage were to ultimately be different from the agreement in principle, it could have a material adverse effect on the Company's EBITDA for 1999.

         The operating profit margins realized by the Company under its long-term sales contracts depend on a variety of factors, including production costs, transportation costs, delivered coal qualities and quantities and various general macro-economic indices, many of which are beyond the Company's control. In addition, price adjustment, price re-opener and other provisions may reduce the insulation from short-term coal price volatility provided by such contracts and may adversely impact the Company's operating profit margins. If any of the Company's long-term sales contracts were modified or terminated, the Company could be adversely affected to the extent that it is unable to find alternate customers at the same level of profitability. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

RELIANCE ON LONG-TERM MINERAL LEASES

         A portion of the Company's revenues is derived from the leasing of its coal reserves pursuant to long-term (longer than one year) mineral lease agreements. Although under such leases the lessees are required to pay certain minimum royalties upon production by a lessee, they will generally be obligated to pay the Company royalties based on the level of its production from the leased reserve. In 1998, approximately 15.2% of the Company's gross profits were derived from the leasing of its mineral reserves. See "Selected Consolidated Financial Data." As of December 31, 1998, the Company had 34 mineral leases with a weighted average remaining life of approximately 16.3 years.

         The amount of gross profit the Company derives from long-term mineral leases is subject to the production of its lessees. The Company evaluates each prospective lessee to determine its ability to efficiently and productively mine the leased reserves based in large part upon past performance of the particular prospective lessee. Beyond this evaluation, however, the ability of the lessee to generate royalties for the Company is beyond the Company's control. There can be no assurance that the companies which lease the Company's mineral reserves will continue to have production levels from the Company's reserves at the same levels they have been in the past.

         The revenues generated by the Company's leases depends upon a variety of other factors, including the long-term viability of the lessees and the Company's ability to renew these leases as they approach termination or find other willing and suitable lessees. If a number of the leases are terminated due to the lessee ceasing operations, or the leases are not renewed upon expiration of their term, the Company's results of operations could be adversely affected to the extent that it is not able to find suitable alternate lessees.

HIGHLY COMPETITIVE INDUSTRY

         The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. The Company competes with other large producers and hundreds of small producers in the United States and abroad. Many of the Company's customers also purchase coal from its competitors. The markets in which the Company sells its coal are highly competitive and affected by factors beyond the Company's control. Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric utility industry, which accounted for approximately 89.5% of domestic coal consumption in 1997. These coal consumption patterns are influenced by the demand for electricity, coal transportation costs, environmental and other governmental regulation, technological developments and the location, availability and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power. In addition, during the mid-1970's and early 1980's, a growing coal market and increased demand attracted new investors to the coal industry and spurred the development of new mines and added production capacity throughout the industry. As a result of the increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, the industry has developed excess coal production capacity in the United States. Competition resulting from excess capacity encourages producers to reduce prices and to pass productivity gains through to customers. Moreover, because of greater competition in the domestic electric utility industry and increased pressure from customers and regulators to lower electricity prices, public utilities are lowering fuel costs by buying higher percentages of spot coal through a competitive bidding process and by only buying the amount of coal necessary under existing contracts to meet their contractual requirements. There can be no assurance that the Company will continue to be able to obtain long-term sales contracts with reliable customers as its reserves expand and as existing contracts expire. If a lower percentage of its revenues are generated pursuant to long-term sales contracts, the Company will be increasingly affected by changes in prices for coal in the spot market.

RISKS INHERENT TO MINING

         The Company's mining operations are subject to conditions beyond the Company's control which can negatively affect the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters such as heavy rains and flooding, unexpected maintenance problems, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in other geological and other conditions. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPORTANCE OF ACQUISITIONS AND RELATED RISKS

         The Company has grown, in part, through the acquisition of coal companies, coal properties, coal leases and related assets, and management believes such acquisitions will continue to be important to the Company. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, some or all of which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in the development of such acquisitions or that the acquired companies or other businesses acquired in the future will achieve anticipated revenues and earnings. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

GOVERNMENT REGULATION OF THE MINING INDUSTRY

         The coal mining industry is subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. The Company believes all material permits required to conduct its present mining operations have been obtained. The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment, including the development of Fork Creek. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted which may materially adversely affect the Company's mining operations, its cost structure and/or its customers' ability to use coal. New legislation, including proposals related to the protection of the environment which would further regulate and tax the coal industry, may also require the Company or its customers to change their operations significantly or incur increased costs. Such factors and legislation (if enacted) could have a material adverse effect on the Company's financial condition and results of operations.

RECLAMATION AND MINE CLOSURE ACCRUALS

         The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals and contour reclamation at underground mines, scrap removal, and contour reclamation at the preparation plant. Other costs common to both types of mining are related to reclaiming refuse and slurry ponds. The Company accrues for current mine disturbance which will be reclaimed prior to final mine closure. The establishment of the final mine closure reclamation liability and the current disturbance is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. Although the Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures, the Company's financial condition and its future operating results would be adversely affected if such accruals were later determined to be insufficient.

IMPACT OF CLEAN AIR ACT AMENDMENTS ON COAL CONSUMPTION

         The federal Clean Air Act ("Clean Air Act") and amendments to the Clean Air Act ("Clean Air Act Amendments"), and corresponding state laws which regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (e.g., "fugitive dust"). Coal mining and processing may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. Regulations relating to fugitive dust and coal combustion emissions may restrict the Company's ability to develop new mines or could require the Company to modify its existing operations. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled utility power plants. Such regulations directly impact a coal producer's ability to sell coal to its customers. Title IV if the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. These limits set baseline emission standards for such facilities.

Reductions in such emissions will occur in two phases: the first began in 1995 ("Phase I") and applies only to certain identified facilities; and the second is currently scheduled to begin in 2000 ("Phase II") and will apply to most remaining facilities, including those subject to the 1995 restrictions. The affected utilities have been and may be able to meet these requirements by, among other ways, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing or trading "pollution credits." Specific emission sources will receive these credits which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. In addition, the Clean Air Act Amendments require a study of utility power plant emission of certain toxic substances and their eventual regulation, if warranted.

         The effect of the Clean Air Act Amendments on the Company cannot be completely ascertained at this time. The Company believes that implementation of Phase II will likely exert a downward pressure on the price of higher sulfur coal, as additional coal-burning utility power plants become subject to the restrictions of Title IV. This price effect is expected to result after the large surplus of pollution credits which has accumulated in connection with Phase I has been reduced and before utilities electing to comply with Phase II by installing scrubber sulfur-reduction technologies are able to implement such a compliance strategy. If the price of compliance coal rises as Phase II is implemented, scrubber compliance strategies may become more attractive to utility customers, thereby lessening the downward pressure on the price of high sulfur coal which could adversely affect the Company's prices for its compliance and low-sulfur coal. Currently, approximately 75% of the Company's coal reserves are estimated to be composed of compliance or low-sulfur coal and 25% of the Company's reserves are estimated to be composed of medium-sulfur coal.

         The Clean Air Act Amendments also require that utilities that currently are major sources of nitrogen oxides in moderate or higher ozone non-attainment areas install reasonably available control technology ("RACT") for nitrogen oxides, which are precursors of ozone. In addition, stricter ozone standards are expected to be implemented by the U.S. Environmental Protection Agency (the "EPA") by 2003. The Ozone Transport Assessment Group ("OTAG"), formed to make recommendations to the EPA for addressing ozone problems in the eastern United States, submitted its final recommendations to the EPA in June 1997. Based on the OTAG's recommendations, the EPA recently announced a proposal (the "SIP call") that would require 22 eastern states, including states in which the Company's customers are located, to make substantial reductions in nitrous oxide emissions. The EPA expects that states will achieve these reductions by requiring power plants to reduce their nitrous oxide emissions by an average of 85%. Installation of RACT and additional control measures required under the SIP call will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on the Company's financial condition and results of operations. The effect such legislation or regulation, or other legislation that may be enacted in the future, could have on the coal industry in general and on the Company in particular cannot be predicted with certainty. Although a large portion of the Company's coal reserves are comprised of compliance and low-sulfur coal, there can be no assurance that the implementation of the Clean Air Act Amendments or any future regulatory provisions will not materially adversely affect the Company.

POTENTIAL IMPACT OF KYOTO PROTOCOL

         On December 11, 1997, U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gas (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the Earth's climate) in the United States. The adoption of the requirements of the Kyoto protocol by the United States are subject to conditions which may not occur, and are also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what is impact would be on the Company. Further developments in connection with the Kyoto process could adversely affect the Company's financial condition and results of operations.

REPLACEMENT AND RECOVERABILITY OF RESERVES

         The Company's future success depends, in part, upon its ability to find, develop or acquire additional coal reserves. The reserves of the Company will generally be depleted as mining operations are conducted, except to the extent that the Company conducts successful exploration and development activities or acquires properties containing reserves. To increase reserves and production, the Company must continue its development, exploration and acquisition activities or undertake other replacement activities. The Company's current strategy includes increasing its reserve base through acquisitions of producing properties and by continuing to exploit its existing properties. There can be no assurance, however, that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success developing additional mines. Most of the Company's mining operations are conducted on properties owned or leased by the Company. Because title to most of the Company's leased properties and mineral rights is not thoroughly verified until a permit is obtained to mine the property, the Company's right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In addition, there is no assurance that the Company can successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interest in properties on which mining operations are not commenced during the term of the lease. See "Item 2-Properties."

PRICE FLUCTUATIONS AND MARKETS

         The Company's results of operations are highly dependent upon the prices received for the Company's coal. Any significant decline in prices for coal could have a material adverse effect on the Company's financial condition, results of operation and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines from current levels or other adverse market conditions, the Company may not be able to generate sufficient cash flow from operations to meet its obligations and make planned capital expenditures. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         To the extent the Company is unable to sell its coal under long-term sales contracts, it would be forced to cease production or to sell its production into the spot market. The prices for spot coal sales are typically below the price received under long-term sales contracts. The Company estimates that, on average, spot sales for coal shipped through the Big Sandy River district in 1998 averaged approximately $2.50 less per ton (for comparable quality coal) than the amount received by the Company under long-term sales contracts.

RELIANCE ON ESTIMATES OF RECOVERABLE RESERVES

         There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. The coal reserve data set forth in this report are based on the Reserve Studies. Estimates of coal reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future coal prices, future operating costs, severance and excise taxes, development costs and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of coal attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances will likely be material. As a result, potential investors should not place undue reliance on the coal reserve data included herein. See "Item 2-Properties."

RISKS ASSOCIATED WITH CURRENT IRS AUDIT

         The IRS is currently examining the Company's federal tax returns for the years 1990 through 1993. The Company has received various preliminary notices of proposed adjustments from the IRS proposing substantial adjustments to taxable income reported on the Company's income tax returns for these years. As the IRS has not yet concluded its examination or issued its examination report, management does not yet know what issues the IRS will pursue and is unable to estimate the likely outcome of the audits for these years. The Company is continuing to meet with the IRS to discuss the preliminary proposed adjustments in an attempt to resolve these issues. Although management believes that most of the preliminary proposed adjustments from the IRS are likely to be eliminated or substantially reduced prior to any necessary appeal, there can be no assurance as to the ultimate outcome of the ongoing examination by the IRS. If, after exhaustion of all administrative and judicial remedies and appeals that are available to the Company, issues currently raised in the preliminary proposed adjustment were decided substantially in favor of the IRS positions, the result could impact the Company's financial results.

DEPENDENCE ON KEY MANAGEMENT AND CONTROL BY PRINCIPAL SHAREHOLDER

         The Company's business is managed by a number of key personnel, the loss of any of whom could have a material adverse effect on the Company. In addition, as the Company's business develops and expands, the Company believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel. See "Item 10-Directors and Executive Officers of the Registrant."

         William E. Beckner beneficially owns 90.4% of the outstanding voting securities of the Company. Accordingly, Mr. Beckner is able to control the election of the Company's directors and to determine the corporate and management policies of the Company, including decisions relating to any mergers or acquisitions by the Company, sales of all or substantially all of the Company's assets and other significant corporate transactions, which transactions may result in a Change of Control under the Indenture and Credit Facility. See "Item 12-Security Ownership of Certain Beneficial Owners and Management."

TRANSPORTATION

         The U.S. coal industry depends on rail, trucking and river barge transportation to deliver shipments of coal to customers. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers and thus adversely affect the Company's financial condition and operating results. Transportation costs are a significant component of the total cost of supplying coal to customers and can affect significantly the Company's competitive position and profitability. Increases in the Company's transportation costs, or changes in such costs relative to transportation costs incurred by providers of competing coal or of other fuels, could have an adverse effect on the Company's financial condition and operating results. In addition, the Company may be adversely affected by labor or other disruptions throughout the transportation industry as a whole.

         In the past, the Company has experienced delays in transporting coal from its mine sites near the Kentucky-West Virginia border due to temporary cessations of operations at its Big Sandy River loading terminals. In the past, the Big Sandy River has flooded or water levels have risen after sustained periods of adverse weather conditions, forcing the terminals to cease loading barges. These terminals were unable to load barges 69 days during the five year period ending December 31, 1998. Delays in transporting its coal to customers increases the Company's cost of production and decreases customer satisfaction and, if prolonged, could have a material adverse effect on the Company. It is anticipated that coal production from Fork Creek will be shipped on rail via CSX and, as a result, the Company will be dependent upon CSX to transport this coal.

UNIONIZATION OF LABOR FORCE

         The Company is not currently a party to any collective bargaining agreement and considers its relations with its employees to be good. If some or all of the Company's currently non-union operations were to become unionized, the Company could incur higher labor costs and an increased risk of work stoppages. There can be no assurance that the Company's workforce will not unionize in the future. In addition, even if the Company remains non-unionized, its operations may still be adversely affected by work stoppages at unrelated unionized companies.

NEW TECHNOLOGY

         The coal mining industry is increasingly affected by advances in technology. The ability of the Company to compete successfully may depend on the extent to which it is able to implement and exploit such technological changes. The failure of the Company to develop, anticipate or respond to such changes could have a material adverse effect on the Company. The development of new and better technologies by the Company's competitors could have a material adverse effect on the Company's financial condition and results of operations.

FRAUDULENT CONVEYANCE STATUTES

         Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer law, if a court were to find that, among other things, at the time Pen Holdings incurred the indebtedness evidenced by the Notes or a guarantor executed its guaranty, Pen Holdings or the guarantor, as the case may be: (i) (a) was or is insolvent or rendered insolvent by reason of such occurrence, (b) was or is engaged in a business or transaction for which the assets remaining with Pen Holdings or such guarantor constituted unreasonably small capital, or (c) intended or intends to incur, or believed or believes that it would incur, debts beyond its ability to pay such debts as they mature; and (ii) received or receives less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness, then the Notes or guarantee, as the case may be, could be voided, or claims in respect of the Notes or guarantees could be subordinated to all other debts of Pen Holdings, as the case may be. In addition, the payment of interest and principal by Pen Holdings pursuant to the Notes could be voided and required to be returned to the person making such payment, or to a fund for the benefit of the creditors of Pen Holdings.

         The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, Pen Holdings or a Guarantor would be considered insolvent if (i) the sum of its debts, including contingent liabilities, were greater than the salable value of all of its assets at a fair valuation or if the present fair salable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature or (ii) it could not pay its debts as they become due.

         On the basis of historical financial information, recent operating history and other factors, the Company believes that, as a result of the indebtedness incurred in connection with the Notes and the establishment of the Credit Facility, it was not rendered insolvent, did not have unreasonably small capital for the business in which it is engaged and did not incur debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with the Company's conclusions in this regard.

POTENTIAL INABILITY TO FUND A CHANGE OF CONTROL OFFER

         Upon a change of control, the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. However, there can be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of Notes tendered or that restrictions in the Credit Facility will allow the Company to make such required repurchases.

ITEM 2. PROPERTIES.

Mining Operations

         For reference, the Company has included on Page M-1, a small scale map illustrating the Company's coal operation. See "Page M-1 - Kentucky-West Virginia Operation".

         Captive Coal Production. The Company currently conducts mining operations at three underground mines and one surface mine at its Kiah Creek reserves located in Wayne, Lincoln and Mingo counties in southern West Virginia and six underground mines and two surface mines at its Elk Horn reserves located in Floyd, Johnson, Knott, Letcher, Magoffin, Martin and Pike counties in eastern Kentucky. Approximately 70% of the Company's 1998 production originated from its underground mines, and approximately 30% originated from its surface mines. Coal seam thickness, location and the amount of overburden required to be removed, among other conditions, are factors utilized by the Company to determine the appropriate mining method. Over the last five years, the Company has shifted a greater percentage of its production to underground mines to maximize its reserve utilization. In 1994, 43% of the Company's production was from underground mines, compared to 70% in 1998. Contract miners, under the terms of contract mining agreements with the Company, have operated in nine underground mines and two surface mines on the Company's Elk Horn reserves and one underground mine on the Company's Kiah Creek reserves during 1998. Contract mining has represented 11%, 21%, 17%, 22% and 16% of the Company's coal production in the periods 1994 through 1998, respectively.

         The following table presents the Company's total captive coal production for the previous five years for its regions:

               REGION                           1994           1995            1996            1997               1998
               ------                           ----           ----            ----            ----               ----
                                                                      (IN THOUSANDS OF TONS)
Kiah Creek (West Virginia)                     2,068          2,161           2,746            2,947             3,244
Elk Horn (Kentucky) (1)                          612            896             552              557               707
                                               -----          -----           -----            -----            ------
   Total                                       2,680          3,057           3,398            3,504             3,951
                                               =====          =====           =====            =====             =====

(1) Includes the production of a Company operated mine in Kentucky known as Big River Mining which produced 330,000 tons and 255,000 tons in 1994 and 1995, respectively. Excludes production by The Elk Horn Coal Corporation, which the Company acquired in August 1994, prior to the Company's purchase of the Elk Horn reserves. Production from Elk Horn was (exclusive of leased production) 466,000 tons during 1994.

         Kiah Creek. The Company's major mining operations are located at Kiah Creek. These reserves were purchased by the Company in 1987 for $16.5 million, and mining operations commenced shortly thereafter with surface mining and, later, underground mining. This property consists of approximately 45,000 acres of surface area. In 1995 and 1996, the Company acquired by lease approximately 26 million tons of reserves which are contiguous to Kiah Creek. Management estimates that the Company currently owns in fee approximately 27 million tons of reserves and currently controls, primarily through leases, an additional approximately 24 million tons of reserves on this property. Management estimates that the quality of its production at Kiah Creek has averaged 10 to 14% ash, and 11,500 to 12,500 Btu per pound, and that its remaining reserves at Kiah Creek are 73% compliance coal, 17% low-sulfur and 10% medium sulfur.

         At Kiah Creek, four underground mining units in three underground mines are currently operating. The Company operates two underground mining units in its Mine #3 in the Coalburg seam, one underground mining unit in its Mine #4 in the 5-Block seam and one underground mining unit in its Mine #5 in the 5-Block seam. In addition, for the first half of 1998, a contract mining company had operated one underground mining unit at the Company's Mine #2 in the Coalburg seam. Mining is now complete at Mine #2. Approximately 0.9, 1.0, 1.5, 1.9 and
2.0 million tons of coal were produced from the Company's Kiah Creek underground mines in the years from 1994 through 1998, respectively.

         The Company also operates one surface mine in the 5-Block seam at Kiah Creek. The Company utilizes contour and point removal and area mining techniques in its surface mining operations. Approximately 1.2, 1.2, 1.3, 1.1 and 1.2 million tons of coal were produced from the Company's Kiah Creek surface mines in the years from 1994 through 1998, respectively.

         The Company owns and operates a computer-controlled, 600 tons-per-hour heavy media preparation plant on the Kiah Creek property where the coal from all of its underground mines on this property and a small percentage of its surface mined coal is processed. The preparation plant sizes the raw product, then directs the sized product to one of three circuits: heavy media vessel, heavy media cyclones or spirals. Each of these circuits utilizes gravity separation to separate coal from rock and other impurities. This preparation plant is also capable of producing stoker coal. The preparation plant has a storage capacity of approximately 50,000 tons of raw and washed coal and a processing capacity of approximately four million raw tons per year. This plant processed 0.9, 1.0, 1.5, and 1.9 and 2.0 million tons of clean coal in the years from 1994 through 1998, respectively, and has averaged recovery rates of 47%, 42%, 54%, 51% and 53% in the years 1994 through 1998, respectively. The preparation plant currently operates 24 hours per day, seven days a week.

         The coal from the Kiah Creek surface mine and from the Kiah Creek preparation plant is sent by truck via Company roads and state highways approximately 50 miles to the Company's Wayne County River Terminal located in West Virginia along the Big Sandy River, a navigable tributary of the Ohio River. The Company built its Wayne County facility in 1988 at an initial cost of approximately

$3.5 million and has made additional capital expenditures on this facility of $3.8 million. This river terminal, which is approximately 15 miles from Huntington, West Virginia, has blending capabilities and a loading capacity of approximately 6 million tons annually.

         The Company's coal is delivered by barge to its domestic customers along the Ohio River and Mississippi River, and to its international and Gulf of Mexico customers through International Marine Terminals, an ocean vessel loading facility south of New Orleans on the Mississippi River which is one-third owned by the Company. Either an independent barge operator or the Company's customers transport the coal after it has been loaded into the river barges. In April 1998, the Company ceased operations at its smaller river terminal in Kentucky located along the Big Sandy River since all of the Company's barge loading needs can be more efficiently met at the Company's Wayne County River Terminal. The Kentucky dock facility is currently being marketed for sale.

         The Company shipped 3.8, 4.1, 4.4, 4.5 and 4.7 million tons from its terminals on the Big Sandy River from 1994 through 1998, respectively. According to the Big Sandy River Committee, an organization of shipping facilities on the Big Sandy River, including 10 coal-loading facilities, the Company shipped more tonnage than any other operator on this river in 1996, 1997 and 1998.

         Generally, the Company undertakes and controls all permitting and permit maintenance under the SMCRA requirements and similar state requirements in West Virginia for its captive production. The Company provides surety bonds for these SMCRA permits.

         Elk Horn. In 1994, the Company acquired the Elk Horn properties through its purchase of all of the outstanding capital stock of The Elk Horn Coal Corporation for $71 million in cash. This acquisition made the Company one of the largest private owners of coal reserves in Central Appalachia. The Company produces coal through the use of contract mining companies and leases to other coal companies the mineral rights to a portion of the coal from its Elk Horn reserves. The Company's Elk Horn reserves include approximately 142,000 non-contiguous surface acres of coal bearing lands in eastern Kentucky, all of which is owned in fee. Based on the Reserve Studies, the Elk Horn reserves are estimated to contain more than 92 million tons of coal.

         The Company believes that due to the location and geological composition of its Elk Horn reserves, it is more economically attractive to either contract with other mining companies or lease to other coal companies than for the Company to mine. However, the Company continually reevaluates its reserves and production to determine whether the Company can cost-effectively extract coal through its own mining operations. Therefore, given the appropriate economic and geological factors, the Company could determine to mine the reserves at Elk Horn itself.

         Elk Horn's contract mines include both underground and surface mines. Because of the reserve's geological composition, Elk Horn's contract underground miners currently utilize conventional mining techniques which generally result in less volume and productivity per man hour versus utilizing continuous mining units. However, conventional mining tends to produce coal with less ash content which reduces the requirement to wash the coal at a preparation plant. As a result, the Company does not maintain a preparation plant on the Elk Horn reserve.

         Under these contract mining arrangements, the Company contracts with independent mining companies to extract coal in exchange for a predetermined per-ton fee. Contract mining fees at the Elk Horn operations have averaged approximately $14.99 per ton from 1995 through 1998. Contract mining fees typically exclude taxes and royalties. The relationships between the Company and its contract miners are generally governed by the Company's standard contract mining agreement (the "Contract Mining Agreement"). The Contract Mining Agreement is for a term of one year which is automatically renewed from year to year, although either party may elect not to renew upon 60 days' notice. Several of the Contract Mining Agreements allow either party to terminate upon 30 days' notice for virtually any reason. Each Contract Mining Agreement provides that the independent contractor meet certain minimum daily and monthly production requirements and minimum coal quality standards. Contractors are given premiums or charged penalties based on delivered coal quality. The Contract Mining Agreement is not assignable by the contractor without the express permission of the Company nor is a significant change in ownership of the contractor permitted. The Contract Mining Agreement requires the contractor to provide all of the equipment, manpower and other resources necessary to mine the coal. The contractor must provide all required insurance coverage to its employees and liability insurance for its operation. The Contract Mining Agreement provides that the contractor will hold the Company harmless from any environmental or health and safety liability incurred by the contractor as a result of its mining. The Company in conjunction with the contractor, determines the most efficient mining plan for the coal reserve in order to maximize the use of the resources.

         The Company generally undertakes and controls all permitting and permit maintenance under SMCRA requirements and similar state requirements in Kentucky (including providing the surety bonds for the SMCRA permits for these contract mine sites). Each contract miner fulfills the site maintenance requirements for the SMCRA permits as part of its contract with the Company. All federal Mine Safety Health Act requirements are also the sole responsibility of the contract miner.

         The coal produced for the Company from Elk Horn is transported to the Company's Wayne County River Terminal on the Big Sandy River for delivery to customers along the Ohio River and Mississippi River systems and to the Gulf of Mexico.

         From the date of acquisition in August 1994 through 1998, contract mining operations at Elk Horn produced 282,000, 641,000, 552,000, 557,000 and 707,000 tons, respectively. The average raw coal quality produced by these contract mining operations has consistently exceeded the Company's sales contract requirements.

         Fork Creek. In November 1997, the Company acquired a 28,000-acre contiguous tract located in Kanawha, Boone and Lincoln counties in West Virginia. Based on the Reserve Studies, Fork Creek contains approximately 80 million tons of coal reserves. The Fork

Creek acquisition is consistent with the Company's strategy to focus its operations on large contiguous properties located in the Central Appalachia region. The purchase price for this property was $16 million.

         The Fork Creek reserves are a large contiguous tract of mineral reserves analogous in size to the Kiah Creek reserves. Unlike Kiah Creek, however, the geological conditions of the Fork Creek reserves have led the Company to plan primarily underground mining operations to extract the mineral. The Company intends to develop Fork Creek for its own production while selectively contracting with other miners where such contracts are commercially attractive. Based upon data received from core-hole drilling done on the property, management estimates that the quality of the reserves at Fork Creek will generally be between 5% to 13% ash and 12,150 to 13,250 Btu per pound and the reserves are 25% compliance coal, 41% low-sulfur and 34% medium sulfur.

         The Company expects to invest approximately $65 million over the next several years to develop this property, including the construction of an upgradable 900 tons per hour coal preparation plant and a 150 car, four hour, batch weigh, fast feed rail loadout adjacent to a CSX rail line and an access road to the heart of the property. This expected investment for development of Fork Creek is larger than the investment previously planned because management believes the income from the property can be significantly increased with a larger preparation plant and other infrastructures. The Company anticipates that the construction of the preparation plant and the rail loadout will take approximately twelve months to complete. A portion of the proceeds from the Notes are intended to be used to fund a portion of the Fork Creek development, and in particular to fund the construction of the preparation plant and rail loadout. In addition to rail transportation, coal from this property may also be cost-effectively transported by truck to river terminals located on the nearby Kanawha River and loaded into river barges for shipment along the Ohio River and Mississippi River systems. The Fork Creek reserves are accessible by truck via a state highway and an access road which is now under construction. The Company believes that flexibility in transporting coal by rail or river barge will provide it with a competitive advantage in increasing the number of potential customers for coal from this property. All material permits for road access, rail access, the preparation plant, the loadout and the underground facility will be submitted by the end of the second quarter of 1999.

Leasing Operations

         Elk Horn Coal Leasing. The primary use of the Company's Elk Horn property has involved the leasing of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. The Company's strategy has been to lease attractive coal reserves to reliable coal producers under financially sound leases. As noted above, the Company owns the mineral rights on approximately 142,000 acres in eastern Kentucky and has approximately 92 million tons of reserves, which are generally characterized as high-volatility bituminous with low-sulfur content. The Elk Horn coal reserves are strategically located in eastern Kentucky, with access to major markets on the CSX rail system, and by barge via the Big Sandy and Ohio Rivers. Much of these reserves are adjacent to numerous mining companies' operations. As a result, it often is cost-effective for such mining companies to continue mining in such areas, including on reserves leased from the Company for a fee, rather than to cease mining operations at such locations and redeploy equipment to other locations or idle or dispose of equipment. All of these factors make the Company's Elk Horn reserves attractive lease property to independent producers and coal operators.

         During the year ended December 31, 1998, the Company had 19 operators who were actively mining on leased coal reserves, including MC Mining, Inc., Bull Creek Coal Corporation, Locust Grove, Inc., Johns Creek Coal Company, Maple Ridge Inc., Industrial Fuels Minerals Company, Richardson Fuel, Inc., Kris-Coal Mining, Inc., Turner Elkhorn Mining Company, Pike-Letcher Land Company, and Mineral Resources, Inc. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases generally varies from three to five years with five years being the most common term. The Company has a limited number of longer term leases which have terms of 35 years to the exhaustion of the reserve. Under these longer term leases the royalties range from 4% to 7% of the coal sales price. A minimum royalty is required whether the property is mined or not. If sufficient coal is not mined such that the property does not meet the minimum, the lessee pays the deficiency. Such deficiency (or minimum royalty) can be recouped by the lessee as a credit against royalties owed on mined coal if there is production within a period of time after a deficiency is paid. This system motivates the lessee to maximize production of the property during the term of the lease. The Company's credit experience with its lessees has historically been favorable, with minimal bad debt write-offs for the period from 1995 through 1998 of $27,000, $3,000, $111,000 and $0, respectively. The
Company has subsequently recouped $86,000 of the $111,000 written off in 1997.

         In the period from 1994 through 1998, independent coal producers mined approximately 4.0, 3.7, 3.4, 3.0 and 3.3 million tons, respectively, of coal under leases (the information provided prior to the Company's acquisition of the Elk Horn reserves has been derived from amounts reported by Elk Horn's previous owner). Management believes that the amount of leased coal mined in 1998 increased from 1997 levels due to several new lessees' mines starting production in late 1997 and during 1998. Leasing contributed an average of $8.8 million per year in revenues since 1995 and management believes leasing will continue to generate significant revenues based on existing leases and indications of future mining activity by these operators.

         The main activities include new lease development, cubication for lessee extraction verification, continuing reserve analysis and mapping, acquisitions and dispositions of properties, lease compliance, environmental oversight on unleased properties, and related matters.

         In recent years, Elk Horn's internal engineering and mapping group has identified and prioritized the coal reserves which are favorable for development. Management has proactively sought lessees for these identified areas. The Company has also leased in response to inquiries about mining opportunities in specific seams, areas, or boundaries. The Company's objective is to acquire by purchase or lease properties contiguous to its Elk Horn properties in order to offer additional lease tracts to coal operators.

Transportation Operations

         Wayne County River Terminal. The Company's coal is currently transported to its customers primarily by barges loaded at this river terminal on the Big Sandy River and, to a much lesser extent, by truck and rail. The Company generally pays truck charges to deliver coal from its preparation plant or mine site to its Wayne County River Terminal and incurs costs to load it onto a barge. Customers typically pay the transportation costs from the barge to the customer's ultimate destination of delivery. The average annual per ton cost incurred by the Company for transporting its coal from the preparation plant or mine site to its river terminals during the period from 1994 through 1998 was $3.84.

         The Company currently contracts with 9 independent trucking companies to haul its coal from the mine site or preparation plant to the Wayne County River Terminal. These hauling arrangements typically consist of a term of three years and are based on a fixed fee per ton. The Company believes it can replace, if necessary, any of its independent trucking relationships with other independent trucking companies upon relatively short notice.

         International Marine Terminals. For the Company's export customers, the Company incurs additional charges related to the cost of barging the coal downriver and for transloading the coal from river barges to ocean-going vessels. The Company has a one-third partnership interest in International Marine Terminals ("IMT"). IMT owns and operates an ocean marine loading facility located in Louisiana south of New Orleans along the Mississippi River. IMT (i) transloads coal from river barges into gulf barges or ocean going vessels to Gulf Coast coal customers and international markets; (ii) transloads petroleum coke for domestic producers (or their sales brokers); and (iii) provides transloading services for the U.S. steel industry with imported iron ore and other ferro alloys.

Cotton Operations

         Pen Cotton Company of South Carolina. The Company has a cotton ginning and warehousing business in South Carolina which accounted for approximately 5% of the Company's 1998 revenues. In 1996, the Company sold Pen Cotton Tennessee, its Tennessee cotton operations, and closed Pen Cotton Company of Alabama, Inc., its Alabama cotton merchandising activity. Approximately 19,000 bales of cotton were ginned in 1998, compared with approximately 23,000 bales in 1997. The Company receives fees for its services for ginning and warehousing. In 1998, revenues from this operation were $8.4 million. The South Carolina cotton operation revenues as a percentage of total revenues and EBITDA as a percentage of total EBITDA for the period from 1994 through 1998 were 4.3%, 7.2%, 8.1%, 5.6% and 5.0%, respectively and 1.0%, 0.6%, 2.7%, 1.6% and 1.8%, respectively.
The Company also typically purchases cottonseed from the farmer at the time of ginning. The seed is then sold to a local oil mill who produces cottonseed oil or, more commonly, is sold into the dairy cattle market where the seed is used as feed. Consistent with the Company's strategy to focus on its core business, the Company may, given the right market conditions, choose to sell its remaining cotton operations.

Administrative Offices

         The Company maintains administrative offices in Brentwood (located near Nashville), Tennessee; Kenova, Dunlow, and Alum, West Virginia; and Prestonsburg, Kentucky.

ITEM 3. LEGAL PROCEEDINGS.

         On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against Elk Horn Coal, a wholly owned subsidiary of the Company, on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn. Elk Horn has appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. Currently, the case is in appeals in the Kentucky Court of Appeals. However, the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         In 1995, the Company filed a petition in U.S. Tax Court requesting a determination on the issues raised by the IRS in its examinations for the years 1982 through 1989. In January 1999, the Company reached a settlement of this matter with IRS. In addition to settling the Tax Court case, the settlement also includes the years 1990 through 1994 on one central issue that had been before the Tax Court. See "Item 7-Management's Discussion and Analysis of Results of Operations and Financial Position--Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company does not have a class of equity securities which are registered under the Securities Exchange Act of 1934. No equity securities were sold by the Company during the year ended December 31, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the five years ended December 31, 1998 have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company and related notes included elsewhere in this document. For purposes of this presentation, depreciation, depletion, and amortization have been reclassified into a separate component of operating expenses from cost of sales and selling, general and administrative. The balance sheet items as of December 31, 1994, 1995 and 1996 and the statement of operations data and other data for the years ended December 31, 1994 and 1995 have been derived from audited consolidated financial statements not included herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                   (DOLLARS IN THOUSANDS, EXCEPT PER TON DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                               1994         1995         1996         1997         1998
                                                               ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Revenue:
Coal sales                                                  $ 161,744    $ 147,169    $ 154,205    $ 161,462    $ 154,908
Leased coal                                                     4,198       10,738        9,348        8,235        6,121
Other                                                          19,738       28,136       18,916       12,592        8,522
                                                            ---------    ---------    ---------    ---------    ---------

         Total revenues                                       185,680      186,043      182,469      182,289      169,551

Cost of sales:
Coal sales                                                    136,614      127,890      134,267      138,948      130,516
Leased coal                                                       657        1,355        1,179        1,171        1,706
Other                                                          17,170       24,443       15,370        9,906        8,206
                                                            ---------    ---------    ---------    ---------    ---------

         Total cost of sales                                  154,441      153,688      150,816      150,025      140,428

Gross profit:
Coal sales                                                     25,130       19,279       19,938       22,514       24,392
Leased coal                                                     3,541        9,383        8,169        7,064        4,415
Other                                                           2,568        3,693        3,546        2,686          316
                                                            ---------    ---------    ---------    ---------    ---------

         Total gross profit                                    31,239       32,355       31,653       32,264       29,123

Selling, general and administrative                             5,573        5,540        5,013        5,445        4,407
Depreciation, depletion, and amortization                      11,397       13,975       14,742       15,290       15,270
                                                            ---------    ---------    ---------    ---------    ---------

Operating income                                               14,269       12,840       11,898       11,529        9,446
Interest expense (1)                                            6,173       10,340        9,186        7,906        9,682
Other income                                                    1,725        1,698        2,884        6,125        3,216
                                                            ---------    ---------    ---------    ---------    ---------

Income from continuing operations before income taxes           9,821        4,198        5,596        9,748        2,980
Income taxes                                                    2,497        1,137        1,463        2,246         (213)
                                                            ---------    ---------    ---------    ---------    ---------
Net income before discontinued operations                       7,324        3,061        4,133        7,502        3,193
Income (loss) from discontinued operations (2)                    152           70       (1,448)         (35)          28
                                                            ---------    ---------    ---------    ---------    ---------
         Net income before extraordinary items              $   7,476    $   3,131    $   2,685    $   7,467    $   3,221
                                                            =========    =========    =========    =========    =========

OPERATING DATA:
Coal sold (in thousands of tons)                                5,010        4,734        5,051        5,317        5,340
Coal production (in thousands of tons) (3)                      2,680        3,057        3,298        3,504        3,951
Leased coal production (in thousands of tons) (4)               3,988        3,739        3,406        2,952        3,300
Average sales price per ton of coal (5)                     $   32.28    $   31.09    $   30.53    $   30.37    $   29.01
Average cash cost per ton of coal shipped (FOB barge) (6)       24.07        25.46        23.05        23.22        22.58
Average leasing revenue per ton of coal (7)                      2.53         2.87         2.74         2.79         1.85

STATEMENT OF CASH FLOW DATA:
Net cash provided (used) by operating activities            $  (4,851)   $  23,176    $  18,974    $  17,502    $  16,883
Net cash provided (used) by investing activities              (67,158)        (801)       2,440       14,900      (12,940)
Net cash provided (used) by financing activities               67,032      (19,409)     (27,689)     (28,136)      10,918


                                                                                      YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------------
                                                                1994          1995        1996         1997         1998
                                                                ----          ----        ----         ----         ----
BALANCE SHEET ITEMS:
Cash and cash equivalents                                       5,194        8,160        1,885        6,151       21,012
Working capital (8)                                            30,751        4,412       12,953       11,895        9,289
Total debt                                                    129,217      109,374       96,873       86,371      108,003
Mandatorily redeemable preferred stock (9)                          0       13,650       15,344       17,097       14,115
Total shareholders' equity                                     61,272       34,793       35,786       41,486       45,823

OTHER DATA:
EBITDA (10)                                                    25,666       26,815       26,640       26,819       24,487
Capital Expenditures (11)                                       7,181        5,902        9,542        7,969       17,098

----------
(1) Excludes capitalized interest expense of $97 for the year ended December 31, 1997 and $1,417 for the year ended December 31, 1998. There was no capitalized interest expense for any prior periods.
(2) Represents the earnings (loss) of Pen Cotton Alabama, Pen Hardwood and Pen California (collectively, the "Discontinued Operations"), which were discontinued or disposed of in 1996 and 1995.
(3) Coal production includes contract mining production of 282, 641, 552, 770, and 844 tons (in thousands) for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.
(4) The Company acquired its Elk Horn coal operations in August 1994. Data for 1994 prior to the acquisition was obtained from the previous owner of these properties and the Company makes no representation as to the accuracy of such data. Included in such data is 2,330 tons (in thousands) produced by lessees in 1994 prior to the Company's acquisition of Elk Horn.
(5) In the five years ended December 31, 1998, the average sales price per ton of coal includes per-ton costs of approximately $5.41, $2.71, $1.97, $1.98, and $1.54, respectively, for the shipment of coal sold to Taiwan Power Company from the Company's loading facility on the Big Sandy River until loaded into a vessel at a transloading facility along the Mississippi River near the Gulf of Mexico.
(6) Average cash cost per ton of coal shipped includes all cash costs of coal production, transportation of the coal to the loading facility, loading of the coal into barges, and selling expenses.
(7) Represents average leasing revenue per ton of coal for coal produced by lessees subsequent to the Company's acquisition of Elk Horn.
(8) Equal to current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt, current maturities of capital leases and revolving credit loans).
(9) The Company's outstanding Convertible Preferred Stock was issued in connection with the Company's Recapitalization in December, 1995. The Convertible Preferred Stock which had an original liquidation preference of $13,650,000 does not pay cash dividends and no dividends accrue from the date of issuance through December 2000; beginning in January 2001, dividends will accrue on the then liquidation preference at an annual rate of 25.25% for a five-year period. The aggregate amount of dividends which will accumulate from 2001 to 2006 is being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. The Convertible Preferred Stock is mandatorily redeemable in January 2006 and is redeemable with the issuance of a note equal to the liquidation preference which equally amortizes over the 10 years following the redemption at an interest rate 2.25% above the rate on five-year U.S. Treasury obligations. Accumulated dividends will be payable on the same terms over the same period. The liquidation preference of the Convertible Preferred Stock, as well as the amounts owed upon redemption of the Convertible Preferred Stock, are to be reduced by any tax deficiencies or settlements (including interest and penalties) paid or payable for all tax periods beginning prior to December 29, 1995. The liquidation preference of the convertible preferred stock was reduced to $10,238,000 in December 1998 for the January 1999 settlement of the Company's 1982-1989 tax court matters. See "Item 3-Legal Proceedings-IRS Proceedings." The Convertible Preferred Stock is convertible, at the option of the holder, into 2,950,000 shares of Class I Common Stock. The conversion feature is exercisable from January 2001 until January 2002, and immediately prior to certain fundamental transactions.
(10) EBITDA represents operating income plus depreciation, depletion and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principals and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA may not be comparable to other similarly titled measures of other companies. However, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing arrangements contain covenants based on formulations of EBITDA.
(11) Includes capital additions financed through capital lease transactions amounting to $155, $1,287, $7,221, $4,098 and $2,156 for the years ended
       December 31, 1994 through 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Cheyenne litigation and the pending Internal Revenue Service's examination of certain tax returns of the Company, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in "Item 1-Business-Risk Factors". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                           1998      1997     1996
                                                           ----      ----     ----
OPERATING DATA:
Revenues                                                  100.0%    100.0%   100.0%
Operating expenses:
   Cost of sales                                           91.5      90.3     90.4
   Selling, general and administrative                      3.0       3.4      3.1
                                                          -----     -----    -----
Operating income                                            5.6       6.3      6.5

   Interest expense                                         5.7       4.3      5.0
   Other income                                             1.9       3.4      1.6
                                                          -----     -----    -----
Income from continuing operations before income taxes       1.8       5.4      3.1

   Provision for income taxes                              (0.1)      1.3      0.8
                                                          -----     -----    -----

Income from continuing operations                           1.9       4.1      2.3
Loss on disposal of discontinued
   operations, net of taxes and minority
   interest                                                 0.0       0.0      0.8
                                                          -----     -----    -----
Net income before extraordinary
     item                                                   1.9       4.1      1.5
Extraordinary item, net of taxes                           (1.1)      0.0      0.0
                                                          -----     -----    -----
Net income                                                  0.8%      4.1%     1.5%
                                                          =====     =====    =====


YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUES

         Coal sales. Coal sales revenues were $154,908,000 for the year ended December 31, 1998 compared to $161,462,000 for the year ended December 31, 1997, a decrease of 4.1%. Although overall coal sales volume was substantially the same for the year ended December 31, 1998 and 1997, the decreased revenue is primarily attributable to a reduction of 112,000 tons in shipments to an international government owned foreign utility with which the Company has a long-term sales contract. Sales prices on this contract are higher than domestic sales prices because they include the additional cost of transportation and handling included with international shipments. The reduced tonnage to this customer is the result of a concession made with the customer during annual price renegotiations.

         Coal leasing. Coal leasing revenues were $6,121,000 for the year ended December 31, 1998 compared to $8,235,000 for the year ended December 31, 1997, a decrease of 25.7%. Production from lessees' mining operations was 3.3 million tons for the year ended December 31, 1998 compared to 3.0 million tons for the year ended December 31, 1997, an increase of 11.8%. The reduction in revenue is primarily attributable to minimum royalties which were recognized in prior periods, and are now being credited to lessees as production is generated from the lessee mines.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the year ended December 31, 1998 and cotton ginning, cotton warehousing, sales of cottonseed, and barge revenue for the year ended December 31, 1997. Other revenues were $8,522,000 for the year ended December 31, 1998 compared to $12,593,000 for the year ended December 31, 1997, a decrease of 32.3%. This decrease is primarily attributed to $2,300,000 of barge lease revenues for 1997, which were not earned in 1998 due to the sale of the Company's barge fleet in December 1997. The decrease is also attributable to a reduction of $1,473,000 in revenue from cotton sales. Cotton sales are offered as a service to the Company's ginning customers and vary from year to year depending on the demand for this service from the Company's customers.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $142,642,000 for the year ended December 31, 1998 compared to $150,076,000 for the year ended December 31, 1997, a decrease of 5.0%. This decrease resulted primarily from reduced costs in the Company's production due to efficiency gains in the mining operations and favorable mining conditions and reduced shipping costs due to a lower volume of international shipments.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $3,980,000 for the year ended December 31, 1998 compared to $3,410,000 for the year ended December 31, 1997, an increase of 16.7%. The increase primarily resulted from an increase in the volume of coal mined by lessees and increased legal costs of $385,000 primarily to litigate the Cheyenne lawsuit. See "Item 3-Legal Proceedings."

         Cost of Sales-Other. Cost of other revenues were $8,479,000 for the year ended December 31, 1998 compared to $11,184,000 for the year ended December 31, 1997, a decrease of 24.2%. This decrease is primarily related to decreases in barge costs for the company's barge fleet and cotton sales as discussed above. See "Revenues-Other".

OTHER

         Selling, general and administrative expenses totaled $5,003,000 for the year ended December 31, 1998 compared to $6,090,000 for the year ended December 31, 1997, a decrease of 17.9%. This decrease primarily resulted from reductions in salaries and legal fees. Selling, general and administrative expenses were 3.0% and 3.3% of revenues for the year ended December 31, 1998 and 1997, respectively.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $24,487,000 for the year ended December 31, 1998 compared to $26,819,000 for the year ended December 31, 1997, a decrease of 8.7%. This decrease is primarily attributable to the reduced revenue in 1998 as a result of the sale of the Company's barge fleet in December 1997. Excluding the Company's barge fleet, EBITDA was $24,553,000 for the year ended December 31, 1997.

         Interest expense totaled $9,682,000 for the year ended December 31, 1998 compared to $7,906,000 for the year ended December 31, 1997, an increase of 22.5%. This increase is primarily attributable to interest payable to the Internal Revenue Service relating to settlement of the Company's 1982-1989 tax court matter. See "Item 3-Legal Proceedings-IRS Proceedings."

         Interest income totaled $2,213,000 for the year ended December 31, 1998 compared to $1,224,000 for the year ended December 31, 1997, an increase of 80.8%. This primarily resulted from the additional cash generated from the sale of the Notes, which was temporarily invested and earning interest. The Company intends to use this cash to fund a portion of the capital expenditures expected to be incurred at the Fork Creek operations, a new development expected to begin production by the year 2000.

         Other income was $1,003,000 for the year ended December 31, 1998 compared to $4,901,000 for the year ended December 31, 1997. The decrease primarily resulted from the sale and resulting gains of $3,574,000 on the Company's barge fleet which impacted the 1997 results. Exclusive of the barge sale, Other Income for both periods results primarily from gain on the sale of certain mining equipment. During 1998 the gain of the sale of mining equipment totaled $712,000 compared to $1,326,000 in 1997.

         Income taxes were a benefit $213,000 for the year ended December 31, 1998 compared to a provision of $2,246,000 for the year ended December 31, 1997, a decrease of $2,459,000. The decrease is a result of lower income in the year ended December 31, 1998 than in the year ended December 31, 1997. The reduction in the effective tax rate from 23.0% in 1997 to (7.1%) in 1998 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pretax income.

         After the extraordinary item related to the extinguishment of debt of $1,866,000 (net of taxes), the Company had net income of $1,355,000 for the year ended December 31, 1998 compared to $7,467,000 for the year ended December 31, 1997. The decrease resulted primarily from the extraordinary item in 1998 and the gain of the sale of the Company's barge fleet in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Coal sales. Coal sales revenues were $161,462,000 for the year ended December 31, 1997 compared to $154,205,000 for the year ended December 31, 1996, an increase of 4.7%. The increase primarily resulted from increased volume of coal shipped. Coal sales volume was 5.3 million tons for the year ended December 31, 1997 compared to 5.1 million tons for the year ended December 31, 1996, an increase of 3.9%.

         Coal leases. Coal lease revenues were $8,235,000 for the year ended December 31, 1997 compared to $9,348,000 for the year ended December 31, 1996, a decrease of 11.9%. The decrease primarily resulted from a reduction of 453,000 tons of coal mined by lessees, resulting in lower revenues. While the Company does not control its lessees' decisions regarding mining coal, management's experience is that fluctuations in its coal lease revenues is primarily attributable to factors such as: (i) lower market prices reducing general production from the area; (ii) permitting delays; (iii) geological interruptions; and (iv) the changing of ownership of certain leases.

         Other. Other revenues, which includes primarily revenues from cotton ginning and warehousing and sales of cottonseed, were $12,592,000 for the year ended December 31, 1997 compared to $18,916,000 for the year ended December 31, 1996, a decrease of 33.4%. The decrease primarily resulted from a reduction in volume due to an excellent cotton crop in 1996 compared to a poor crop in 1997 due to weather. In addition, revenues from Pen Cotton Tennessee contributed some revenues in 1996 and no revenues in 1997, since the operation was sold in September 1996.

COST OF SALES

         Cost of Sales-Coal sales. Cost of coal sales totaled $150,076,000 for the year ended December 31, 1997 compared to $144,213,000 for the year ended December 31, 1996, an increase of 4.1%. The increase primarily resulted from increased volume of coal shipped. Costs of coal sold decreased from $28.67 per ton in 1996 to $28.37 per ton in 1997, a decrease of $0.30 per ton, due primarily to cost reductions from improved operating efficiencies at the Kiah Creek operation.

         Cost of Sales-Coal leases. Cost of coal lease revenues totaled $1,940,000 for the year ended December 31, 1997 compared to $2,313,000 for the year ended December 31, 1996, a decrease of 16.1%. The decrease primarily resulted from the reduction in depletion expense due to lower volume of coal mined by lessees.

         Cost of Sales-Other. Cost of other revenues totaled $12,654,000 for the year ended December 31, 1997 compared to $18,437,000 for the year ended December 31, 1996, a decrease of 31.4%. The decrease primarily resulted from the reduction in volume of cotton ginned due to weather, as well as the sale of Pen Cotton Tennessee in September 1996.

OTHER

         Selling, general and administrative expenses totaled $6,090,000 for the year ended December 31, 1997 compared to $5,608,000 for the year ended December 31, 1996, an increase of 8.6%. The increase primarily resulted from increased legal expenses in connection with the case then pending in U.S. Tax Court. See "Item 3-Business-Legal Proceedings-IRS Proceedings."

         As a result of the above, EBITDA totaled $26,819,000 for the year ended December 31, 1997 compared to $26,640,000 for the year ended December 31, 1996, an increase of 0.7%.

         Interest expense totaled $7,906,000 for the year ended December 31, 1997 compared to $9,186,000 for the year ended December 31, 1996, a decrease of 13.9%. The decrease primarily resulted from reduction of the Company's term debt.

         Other income totaled $6,125,000 for the year ended December 31, 1997 compared to $2,884,000 for the year ended December 31, 1996, an increase of 112.4%. The increase primarily resulted from the sale and resulting gains on the Company's barge fleet and excess surface mining equipment.

         Income taxes were $2,246,000 for the year ended December 31, 1997 compared to $1,463,000 for the year ended December 31, 1996, an increase of 53.5%. The increase is primarily a result of higher earnings in 1997 than 1996.

         Loss from discontinued operations totaled $35,000 for the year ended December 31, 1997 compared to losses of $1,448,000 for the year ended December 31, 1996, a decrease of 97.6%. The decreased loss primarily resulted because only a small amount of additional loss was accrued in 1997 on operations discontinued in 1996.

         Net income was $7,467,000 for the year ended December 31, 1997 compared to $2,685,000 for the year ended December 31, 1996, an increase of 178.1%. The increase primarily resulted from the gain on the sale of the Company's barge fleet and excess surface mining equipment.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued the $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 ("the Offering"). On December 4, 1998, the Company exchanged all of these privately placed senior notes for the senior notes which are substantially identical to the privately placed notes in all material respects. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At December 31, 1998, the Company had total indebtedness of $108,003,000, including capital leases and current maturities. The Indenture for the Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The current grid spread is 1.50% above LIBOR and 0.50% above Prime Rate. The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants, that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

         The Company's principal liquidity requirements are for debt service requirements under the Notes, and other outstanding indebtedness, and for working capital needs and capital expenditures. Historically, the Company has funded its capital and operating requirements with a combination of cash on hand, operating cash flow and borrowings under credit facilities and capital leases. The Company has utilized these sources of funds to make acquisitions, fund significant capital investments in its properties, fund operations and service debt under credit facilities.

         In 1998, the Company made capital expenditures of $17,098,000 (including $2,156,000 financed through capital leases and Fork Creek capital expenditures of $3,596,000, which includes capitalized interest of $1,417,000 and capitalized general and administrative expenses of $729,000). In the budget for 1999, capital expenditures are approximately $66,000,000 (including Fork Creek capital expenditures of $52,000,000 which includes $4,500,000 of capitalized interest and $2,000,000 of capitalized general and administrative expenses). Of the $93,000,000 of anticipated capital expenditures for 1999 and 2000 combined, approximately $29,000,000 relates to new mining equipment for the Fork Creek mines and $42,000,000 relates to the costs for a preparation plant, rail-loading facility, shaft and slope access to an underground coal mine, and other costs associated with the development of the Fork Creek property. The Company expects to fund its budgeted capital expenditures through a combination of proceeds from the issuance of the Notes, borrowings or leases from equipment finance companies, borrowings under the Credit Facility and cash currently on hand or generated from operations.

         The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash on hand, cash generated from operations, proceeds from the issuance of the Notes, borrowings under the Credit Facility, additional external debt financing (including seller-financing) or capital leases. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or at all.

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

         Net cash generated by operating activities was $16,883,000 for the year ended December 31, 1998 compared to $17,502,000 for the year ended December 31, 1997. The $619,000 decrease in cash flow from operating activities is primarily related to a reduction in net income related to the sale of the Company's barge fleet in 1997.

         Net cash used by investing activities was $12,940,000 for the year ended December 31, 1998 compared to net cash provided by investing activities of $14,900,000 for the year ended December 31, 1997. The $27,840,000 decrease is primarily attributed to the reduced proceeds from the sale of equipment of $22,485,000 which was primarily related to the sale of the Company's barge fleet and certain mining equipment in 1997. Another contributing factor is the increased capital expenditures for the year ended December 31, 1998 of $6,071,000 primarily due to increased mine development costs for several new mines that were opened during 1998 and capitalized costs for development of the Fork Creek operation.

         Net cash provided from financing activities of $10,918,000 for the year ended December 31, 1998 reflects an increase of $39,054,000 over the $28,136,000 used in financing activities for the year ended December 31, 1997. The increase in net cash provided resulted primarily from net borrowings (after repayment of outstanding debt) of approximately $26,800,000 under the Notes which is to be used primarily to fund a portion of the development of the Fork Creek property. Additionally, because of the non-amortizing nature of the Notes and higher overall cash position for the year ended December 31, 1998, the revolving line of credit and the long-term debt repayments were decreased by approximately $12,015,000.

         Based upon its current level of operations and anticipated growth, the Company believes that the cash available currently, along with cash flow from operations and available borrowings under the Credit Facility, will be sufficient to meet its future liquidity needs. However, the Company may make additional acquisitions and, in connection therewith, may incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its indebtedness, including the Senior Notes, may be adversely affected. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs.

         On October 2, 1998, a jury verdict was rendered in the Cheyenne litigation in the amount of $9.5 million against the Company's Elk Horn subsidiary. Elk Horn Coal has appealed the verdict on liability. At present, Elk Horn Coal's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of the Cheyenne litigation verdicts on appeal. However, because the Cheyenne litigation is on appeal, its ultimate resolution is not determinable at this time and as a result, the Company cannot assess whether an adverse resolution of this matter would have a material adverse impact on the Company's cash flow and results of operations. See "Item 3-Legal Proceedings" and "NOTE 17 -Guaranties, Commitments and Contingencies" to the Notes to Consolidated Financial Statements contained herein.

         In 1995, the Company filed a petition in U.S. Tax Court requesting a determination on the issues raised by the IRS in its examinations for the years 1982 through 1989. In January 1999, the Company reached a settlement of this matter with the IRS. In addition to settling the Tax Court case, the settlement also includes the years 1990 through 1994 on one central issue that had been before the Tax Court. The amount of settlement, including interest, had been previously accrued by the Company, therefore there is no additional charge to earnings for the settlement.

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of the Convertible Preferred Stock of $10,286,000 (which is net of a reduction in December 1998 for the January 1999 settlement of the Company's 1982-1989 tax court matter) plus accrued dividends of $12,925,000 will be due in January 2006, if not reduced by additional tax related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to common stock in accordance with its terms.

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

         Financial and Administrative Systems. The Company's Financial and Administrative Systems include various financial, office automation and engineering software, as well as building and telecommunications systems. The Company has purchased and is in the process of customizing a new coal inventory costing system which is expected to be Year 2000 capable. Implementation is scheduled for the third quarter of 1999. A significant module of the overall accounting system is the Purchase Management System which integrates with the accounts payable system. The software vendor has delivered a version of the Purchase Management System which the vendor has represented to the Company as Year 2000 compliant. It is expected that this version will be installed during the second quarter of 1999. The Company believes that all other financial software and the office automation and engineering software is Year 2000 capable. In February, the Company's headquarters office upgraded its HVAC and security systems to systems that are Year 2000 capable. A new phone system at the Company's headquarters office was installed in January 1999. The vendor has represented the phone system to be Year 2000 compliant.

         Process Central Systems. In its review of Year 2000 issues, the Company has identified the following Process Control Systems as being production critical: Coal Preparation Plant Control System; Truck Scale System; Barge Loading System; Sampling Systems; and Heavy Equipment Control Systems. The Company has received assurances from the vendors of the Coal Preparation Plant Control System, Truck Scale System, the Barge Loading System, and the Sampling Systems that their products are Year 2000 compliant. The Company is in the process of evaluating the Heavy Equipment Control Systems.

         Vendors and Customers. The Company is in the process of surveying its suppliers and customers that have been identified as critical to business operations. Should responses to Year 2000 capability be unsatisfactory, the Company intends to change suppliers, service providers or contractors as needed.

Company's Costs

         It is estimated that the costs of the Company's Year 2000 efforts will be approximately $200,000, of which $35,000 has been included through December 31, 1998. The company has budgeted for the remaining expenditures in its capital budget and expects to fund them with cash generated from operations. The Company believes that these costs would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which will be capitalized. These estimates do not include the costs of implementing contingency plans or internal costs associated with the continuing review of Year 2000 issues.

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

Contingency Plan

   The Company, in conjunction with its review of the Year 2000 readiness of its operations and its vendors/suppliers, is conducting a risk analysis to determine the need to develop contingency plans. These Year 2000 specific contingency plans will be developed in conjunction with the Company's existing operating contingency plans.

RECENT ACCOUNTING PRONOUNCEMENTS

   There are no recent accounting pronouncements which have not been adopted by the Company and which are expected to have a material effect on the Company's financial statements.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               PEN HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Accountants                                                                             23

     Consolidated Balance Sheet as of December 31, 1998 and 1997                                                   24

     Consolidated Statement of Income for the Years Ended December 31,
       1998, 1997 and 1996                                                                                         25
     Consolidated Statement of Changes in Shareholders' Equity for the
       Years Ended December 31, 1998, 1997 and 1996                                                                26

     Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                                                                              27

     Notes to Consolidated Financial Statements                                                                    29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
of Pen Holdings, Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pen Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Nashville, Tennessee
February 26, 1999

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                                 DECEMBER 31,        DECEMBER 31,
                                                                                                     1998                1997
                                                                                                --------------      ---------------

                                                               ASSETS

Current assets:
   Cash and cash equivalents                                                                     $ 21,012               $  6,151
   Accounts receivable (net of allowance for doubtful accounts of $558 and $435 in 1998 and
     1997, respectively)                                                                           17,970                 17,497
   Inventories                                                                                      3,620                  4,760
   Deferred income taxes                                                                            1,435                  1,160
   Net assets to be disposed (Note 7)                                                                  25                      4
   Other assets                                                                                     1,834                  2,315
                                                                                                 --------               --------

         Total current assets                                                                      45,896                 31,887

Investment in unconsolidated affiliated companies                                                   4,559                  5,393
Coal reserves and mine development costs, net                                                     135,487                138,502
Property, plant and equipment, net                                                                 38,832                 34,013
Long-term investments                                                                              14,445                 13,323
Net assets to be disposed (Note 7)                                                                    348                    566
Other assets                                                                                        4,260                  1,163
                                                                                                 --------               --------

                                                                                                 $243,827               $224,847
                                                                                                 ========               ========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                          $    104               $ 11,177
   Current maturities of capital leases                                                             2,354                  3,936
   Accounts payable                                                                                 7,251                  7,704
   Accrued liabilities                                                                              6,951                  5,090
   Income taxes payable                                                                             1,393                  1,047
                                                                                                 --------               --------

         Total current liabilities                                                                 18,053                 28,954

Long-term debt                                                                                    103,267                 68,440
Long-term capital leases                                                                            2,278                  2,818
Deferred income taxes                                                                              56,806                 59,891
Other liabilities                                                                                   3,485                  3,817
                                                                                                 --------               --------

         Total liabilities                                                                        183,889                163,920
                                                                                                 --------               --------

Guaranties, commitments and contingencies (Notes 16 and 17)
Mandatorily redeemable preferred stock (Note 11)                                                   14,115                 17,097
Redeemable common stock warrants (Note 12)                                                                                 2,344

Shareholders' equity:
   Class I common stock, $.01 par value; 7,800,000 authorized, 4,290,000 shares issued and
     outstanding                                                                                       43                     43
   Class II common stock, $.01 par value; 200,000 shares authorized, 177,550 shares issued and
     outstanding                                                                                        2                      2
   Additional paid in capital                                                                          19                     19
   Retained earnings                                                                               45,759                 41,422
                                                                                                 --------               --------

         Total shareholders' equity                                                                45,823                 41,486
                                                                                                 --------               --------

                                                                                                 $243,827               $224,847
                                                                                                 ========               ========



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                      1998         1997         1996
                                                                                      ----         ----         ----
Revenues                                                                           $ 169,551    $ 182,289    $ 182,469
Operating expenses
   Cost of sales                                                                     155,102      164,670      164,963
   Selling, general and administrative                                                 5,003        6,090        5,608
                                                                                   ---------    ---------    ---------
Operating income                                                                       9,446       11,529       11,898
Other (income) expense
   Interest expense                                                                    9,682        7,906        9,186
   Interest income                                                                    (2,213)      (1,224)      (1,087)
   Other income                                                                       (1,003)      (4,901)      (1,797)
                                                                                   ---------    ---------    ---------
Income from continuing operations before
   income taxes                                                                        2,980        9,748        5,596
Provision (benefit) for income taxes                                                    (213)       2,246        1,463
                                                                                   ---------    ---------    ---------
Income from continuing operations                                                      3,193        7,502        4,133
Discontinued operations:
   Loss from discontinued operations (less applicable income
     tax credits of $393 in 1996, and minority interest of $187 (loss) in
     1996)                                                                                 0            0         (750)
   Income (loss) on disposal of discontinued operations, including provision of
     $502 for operating losses during phase-out period (less applicable income tax credits of $105 in 1997 and $367 in 1996,
     and minority interest of $27 in 1997 and $125 loss in 1996.)                         28          (35)        (698)
                                                                                   ---------    ---------    ---------
Income before extraordinary items                                                      3,221        7,467        2,685
Extraordinary item - loss related to early retirement of debt (less
     applicable income tax credits of $962 in 1998)                                   (1,866)           0            0
                                                                                   ---------    ---------    ---------
Net income                                                                             1,355        7,467        2,685
Accretion of preferred stock                                                             431        1,753        1,694
                                                                                   ---------    ---------    ---------
Net income available to common shareholders                                        $     924    $   5,714    $     991
                                                                                   =========    =========    =========




The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (dollar amounts in thousands)

                                                  CLASS I              CLASS II

                                               COMMON STOCK          COMMON STOCK      ADDITIONAL
                                               ------------          ------------        PAID-IN    RETAINED
                                            SHARES      AMOUNT    SHARES      AMOUNT     CAPITAL    EARNINGS        TOTAL
                                            ------      ------    ------      ------     -------    --------        -----
Balance at December 31, 1995               4,290,000      $43                             $19       $34,731        $34,793
Issuance of Class II
   Common Stock                                                  200,000        $2                                       2
Accretion of Preferred Stock                                                                         (1,694)        (1,694)
Net Income                                                                                            2,685          2,685
                                           ---------      ---    -------        --        ---       -------        -------
Balance at December 31, 1996               4,290,000       43    200,000         2         19        35,722         35,786
Purchase of Treasury Stock and
   concurrent cancellation                                       (22,450)                               (14)           (14)
Accretion of Preferred Stock                                                                         (1,753)        (1,753)
Net Income                                                                                            7,467          7,467
                                           ---------      ---    -------        --        ---       -------        -------
Balance at December 31, 1997               4,290,000       43    177,550         2         19        41,422         41,486
Adjustment for tax settlement (Note 11)                                                               3,413          3,413
Accretion of Preferred Stock                                                                           (431)          (431)
Net Income                                                                                            1,355          1,355
                                           ---------      ---    -------        --        ---       -------        -------
Balance at December 31, 1998               4,290,000      $43    177,550        $2        $19       $45,759        $45,823
                                           =========      ===    =======        ==        ===       =======        =======






The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                           1998               1997               1996
                                                                           ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  1,355          $  7,467           $  2,685
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization                               15,332            15,406             14,921
   Equity in net (earnings) losses of affiliates                            (249)              167                111
   Deferred income taxes                                                  (3,360)           (1,027)              (404)
   Gain on sale of equipment                                                (525)           (6,339)              (731)
   Minority interest proportionate share
     of earnings                                                              --               (27)              (312)
   Interest income on long-term investments                               (1,122)           (1,070)              (980)
   Extraordinary loss on debt refinancing, net of tax                      1,866                --                 --
                                                                        --------          --------           --------
Cash generated from operations, before
   changes in assets and liabilities                                      13,297            14,577             15,290
Changes in assets and liabilities, net of
   effects from dispositions:
   Accounts receivable                                                      (473)            3,236               (482)
   Inventories                                                             1,140             4,079              6,327
   Accounts payable and accrued expenses                                   1,861            (3,579)            (3,897)
   Other                                                                   1,058              (811)             1,736
                                                                        --------          --------           --------
   Net cash provided by operating activities                              16,883            17,502             18,974
                                                                        --------          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit of escrowed funds                                                  --                --               (499)
   Capital expenditures                                                  (14,942)           (3,871)            (2,321)
   Purchase of coal reserves (Note 14)                                        --            (5,000)                --
   Proceeds from sale of barges and equipment                              1,009            23,494              5,138
   Distributions from affiliated companies                                   993               277                122
                                                                        --------          --------           --------
   Net cash provided (used) by investing
     activities                                                          (12,940)           14,900              2,440
                                                                        --------          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                   --                --                  2
   Payment to minority shareholder for
     common stock                                                             --                --            (12,500)
   Buyout of stock warrants                                               (3,000)               --                 --
   Proceeds from issuance of long-term debt                               99,216               221              4,300
   Repayment of long-term debt                                           (77,065)          (19,360)           (14,187)
   Repayment of capital leases                                            (4,278)           (3,798)            (5,486)
   Net borrowings (payments) under line of
    credit agreements and current notes
    payable                                                                   --            (5,185)               182
   Debt issuance cost                                                     (3,955)               --                 --
   Purchase of treasury stock                                                 --               (14)                --
                                                                        --------          ---------          --------
   Net cash provided (used) by financing activities                       10,918           (28,136)           (27,689)
                                                                        --------          --------           --------
   Net increase (decrease) in cash                                        14,861             4,266             (6,275)
   Cash and cash equivalents at beginning
     of year                                                               6,151             1,885              8,160
                                                                        --------          --------           --------
   Cash and cash equivalents at end of year                              $21,012          $  6,151           $  1,885
                                                                         =======          ========           ========




The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                                -----------------------
                                                                                  1998                  1997                  1996
                                                                                  ----                  ----                  ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for:
     Interest                                                                   $9,315                $8,096               $10,793
     Income taxes                                                                1,675                 3,414                   197

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:

The Company leased certain machinery and equipment under capital leases as more fully described in Note 10.

The Company purchased property containing coal reserves in November 1997 for consideration of $16,000,000 comprised of $5,000,000 paid at closing and an $11,000,000 note payable. This note was subsequently paid off from the proceeds of the issuance of the Senior Notes in 1998.

The Company sold the assets of its lumber operations in August 1998 for consideration of $400,000 comprised of $25,000 paid at closing and a note receivable of $375,000.






The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS:

DESCRIPTION OF THE BUSINESS

         Pen Holdings, Inc. and its consolidated subsidiaries (the Company) is primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company's coal reserves and mining operations are in Kentucky and West Virginia. The Company also processes, warehouses, and sells cotton and cottonseed.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Financial statements of the subsidiaries are not material for separate presentation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The investment in an affiliated enterprise in which the Company owns less than a controlling interest is presented under the equity basis of accounting representing the Company's investment in affiliate, reduced by goodwill amortization and increased (decreased) by the Company's proportionate equity in the net income (losses) of the unconsolidated affiliate.

RECOGNITION OF REVENUE

         Revenue from sale of coal and cottonseed is recognized when title passes to the customer. Royalty income is recognized when coal is mined by lessees. Revenue from cotton ginning and barge rental is recognized when services are performed.

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid interest-bearing instruments purchased with an original maturity of three months or less to be cash equivalents.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, short-term notes payable, revolving credit loans and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Senior Notes at December 31, 1998 was $96,000,000 based on quoted market prices. The carrying value of $99,262,000 was based on amortized cost. The carrying amount of all other long-term debt approximates fair value. The carrying amount of mandatorily redeemable stock approximates fair value as the dividend rate is the equivalent of a market rate for securities of that type. The market value of long-term investments in U.S. Government obligations was $16,649,000 and $15,550,000 at December 31, 1998 and 1997, respectively, based on market quotes with a carrying amount of $14,427,000 and $13,305,000, respectively, based on amortized costs.

DEBT ISSUANCE COSTS

         Debt issuance costs are recorded as assets and amortized over the lives of related debt.

COAL RESERVES AND MINE DEVELOPMENT COSTS

         Depletion of coal reserves and certain mine development costs are recognized based on tons mined during the year as a percentage of total estimated recoverable tons. Estimated recoverable reserves include only proven and probable reserves. The Company capitalizes all development costs for construction in new areas being developed (including employee costs for employees directly involved in development; site preparation costs; and interest related to the assets being employed). Once the assets are placed in service, the Company amortizes these costs over their expected lives. Exploration costs are expensed as incurred until discovery of proven and probable reserves. Such expenditures approximated $160,000, $241,000 and $436,000 in 1998, 1997, and
1996, respectively. Mine development costs include $1,417,000, $97,000 and $0 of capitalized interest cost for the years ended December 31, 1998, 1997 and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Equipment and other properties are recorded at cost and depreciated over the estimated useful lives of the respective assets using the straight-line method. Amortization of capitalized lease assets is included in depreciation expense and accumulated depreciation. Depreciation expense was $9,267,000 in 1998, $10,100,000 in 1997 and $10,220,000 in 1996. Estimated useful lives are as follows:

                  Barges                                 25 years
                  Building and improvements           10-20 years
                  River terminals                     10-20 years
                  Machinery and equipment              5-10 years

GOODWILL AND LONG-LIVED ASSETS

         Goodwill related to the Company's investment in affiliated companies is amortized using the straight-line method over 25 years. Amortization expense of $219,000 was recognized in each of the years 1998, 1997, and 1996. Goodwill is included in investment in unconsolidated affiliated companies in the consolidated balance sheet. The Company periodically reviews the recoverability of all long-lived assets using a cash flow analysis. If impairment of value exists, a loss is recognized. No adjustment for impairment was necessary at December 31, 1998 or 1997.

RECLAMATION COSTS

         The Company is subject to various laws and regulations which require the restoration and reclamation of mined properties. The Company accrues the reclamation costs for surface mine restoration as the mining operations occur. Reclamation costs associated with site restoration for the Company's coal preparation plant are accrued over the estimated useful life of the plant using the units of production method. The accrued reclamation costs, amounting to $3,864,000 and $3,278,000 at December 31, 1998 and 1997, are included primarily in other noncurrent liabilities, net of a current portion based on management's estimate of funds to be disbursed within the following year.

COST OF SALES AND GENERAL AND ADMINISTRATIVE EXPENSES

         Cost of sales includes direct and indirect cost of production, processing and transportation. Selling, general and administrative expenses include selling costs and general corporate expenses of the Company.

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

NOTE 3--INVENTORIES:

         Inventories consist of the following (in thousands):

                                                          DECEMBER 31,
                                                          ------------
                                                       1998           1997
                                                       ----           ----

                  Coal                                $3,003        $3,990
                  Cottonseed                             617           770
                                                      ------        ------
                                                      $3,620        $4,760
                                                      ======        ======

NOTE 4--COAL RESERVES AND MINE DEVELOPMENT COSTS:

         Coal reserves and mine development costs consist of the following (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                         1998            1997
                                                         ----            ----

                  Coal reserves                       $ 147,953        $147,953
                  Mine development costs                 12,187          10,387
                                                      ---------        --------
                                                        160,140         158,340
                  Accumulated depletion                 (24,653)        (19,838)
                                                      ---------        --------
                                                      $ 135,487        $138,502
                                                      =========        ========

         Depletion expense was $5,133,000, $4,554,000, and $4,014,000 in 1998,
1997, and 1996, respectively.

NOTE 5--PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                                ------------
                                                           1998            1997
                                                           ----            ----

                  Machinery and equipment             $    52,045      $   46,453
                  River terminals                          11,508          11,488
                  Buildings                                 5,533           5,595
                  Coal preparation plant                    6,563           6,351
                  Cotton gins and warehouses                1,368           1,349
                  Other                                     5,440           2,733
                                                      -----------      ----------
                                                           82,457          73,969
                  Accumulated depreciation                (43,625)        (39,956)
                                                      -----------      ----------
                                                      $    38,832      $   34,013
                                                      ===========      ==========

         Machinery and equipment includes assets under capital leases with aggregate cost of $15,305,000 and $14,856,000 at December 31, 1998 and 1997,
respectively. Accumulated amortization related to these capitalized leased assets was $9,121,000 and $7,463,000 at December 31, 1998 and 1997,
respectively. Amortization expense was $3,215,000 in 1998, $3,379,000 in 1997 and $4,470,000 in 1996.

         Buildings include an office building and related improvements that serves as the Company's headquarters. The carrying value of the building was $3,030,000 and $3,219,000 at December 31, 1998 and 1997, respectively.
Depreciation expense recognized on the building was $215,000, $236,000 and $209,000 in 1998, 1997, and 1996, respectively.

NOTE 6--LONG-TERM INVESTMENTS:

         Long-term investments include zero coupon U.S. Treasury bonds held in escrow in connection with the Company's purchase of Marine Terminals, Inc. (Note
21) having maturity dates as follows (in thousands at December 31, 1998):







                                                      CARRYING              MARKET
                                                        VALUE                VALUE
                                                        -----                -----

                  2000                                $  6,646           $    7,165
                  2006                                   7,781                9,484
                                                      --------           ----------
                                                        14,427               16,649
                  Other                                     18                   18
                                                      --------           ----------
                                                      $ 14,445           $   16,667
                                                      ========           ==========

NOTE 7--NET ASSETS TO BE DISPOSED:

         The Company is exiting the business segments unrelated to its core coal operations. In line with this strategy, the following transactions occurred in 1996:

DISPOSAL OF OPERATING UNIT

         In September 1996, the Company sold substantially all of the assets of Pen Cotton Company, a wholly-owned subsidiary engaged in cotton ginning and warehousing in west Tennessee. The selling price was $5,000,000, paid by $4,500,000 cash at closing and the issuance of a $500,000 note receivable with a five-year term. The Company continues to own and operate its cotton ginning operations in South Carolina, therefore the disposition of assets in west Tennessee is treated as a sale of assets. The gain of approximately $975,000 resulting from the sale is included in other income in 1996.

DISPOSAL OF BUSINESS SEGMENTS--DISCONTINUED OPERATIONS

         In August 1996, the Company elected to dispose of its cotton merchandising business conducted by a wholly-owned subsidiary, Pen Cotton Company of Alabama. The Company ceased trading activities at that time and maintained operations until its existing purchase and sales commitments expired in September 1997. The Company recorded an initial provision for losses on disposal of the cotton merchandising operations of $408,000 (net of income tax credits of $213,000) in August 1996. At December 31, 1996, a liability of $199,000 was included in net assets to be disposed to provide for future losses on disposal of Pen Cotton Company of Alabama. In 1997, the Company recorded income of $45,000 (net of income tax credits of $75,000) from final disposal of this division. The Company had no continuing cotton merchandising operations and no amounts were accrued for future losses at December 31, 1998 or 1997.

         In October 1996, the Company made a decision to dispose of the hardwood lumber operations of Pen Hardwood Company (a wholly-owned subsidiary which owns a 78% interest in the general partnership Camden Hardwood Company). The Company recorded an initial provision for losses on disposal of its hardwood lumber operations of $290,000 (net of income tax credits of $150,000 and minority interest of $125,000). At December 31, 1996, a liability of $255,000 was included in net assets to be disposed to provide for future losses on disposal of Pen Hardwood Company. The operations were terminated in 1997 and the Company recorded an additional provision for losses on disposal of $80,000 (net of income tax credits of $30,000 and minority interest of $27,000). A liability of $142,000 was included in net assets to be disposed at December 31, 1997 to provide for future losses on disposal of the hardwood lumber operations. The Company had no continuing hardwood lumber operations at December 31, 1997. All remaining inventory and fixed assets were sold in August 1998 in exchange for $25,000 cash and a note receivable in the amount of $375,000 resulting in an additional loss of $13,000.

         Net assets to be disposed are comprised of the following included in the balance sheet (in thousands):

                                                                           DECEMBER 31, 1998
                                                                           -----------------
                                                                               PEN COTTON
                                                         PEN COTTON              CO. OF
                                                           COMPANY               ALABAMA               TOTAL
                                                           -------               -------               -----

            Accounts receivable                              $ 112                                     $ 112
            Other assets                                        37                                        37
            Accounts payable and accrued
               expenses                                       (121)                  (3)                (124)
                                                             -----                -----                -----
            Net assets of discontinued
               operations--current portion                      28                   (3)                  25
                                                             -----                -----                -----
            Net assets of discontinued
               operations--non-current portion               $ 348                $   0                $ 348
                                                             =====                =====                =====

                                                                                DECEMBER 31, 1997
                                                                                -----------------
                                                                           PEN COTTON           PEN
                                                         PEN COTTON          CO. OF          HARDWOOD
                                                           COMPANY           ALABAMA          COMPANY             TOTAL
                                                           -------           -------          -------             -----

Accounts receivable                                          $ 128                                                $ 128
Inventories                                                     11                              $   2                13
Other assets                                                    35                                715               750
Loans                                                                                            (415)             (415)
Accounts payable and accrued
   expenses                                                   (149)              $(3)            (318)             (470)
Minority interest                                                                                  (2)               (2)
                                                             -----               ---            -----             -----
Net assets of discontinued
   operations--current portion                               $  25               $(3)           $ (18)            $   4
                                                             =====               ===             ====             =====
Net assets of discontinued
   operations--non-current portion                           $ 566                                                $ 566
                                                             =====                                                =====

NOTE 8--REVOLVING LINES OF CREDIT:

         The Company has available revolving line of credit facilities totaling $40,000,000, expiring May 2003, which are secured by assets of the Company other than mobile equipment. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 6.56% at December 31, 1998) or the bank's prime lending rate (an effective rate of 8.25% at December 31, 1998). The revolving lines of credit had no outstanding balance at December 31, 1998 or December 31, 1997. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. The Company was in compliance with all covenants during the year ended December 31, 1998.

NOTE 9--LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                               1998              1997
                                                                                               ----              ----
 Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes.                             $ 99,262                --

 Notes payable secured by coal reserves, land, buildings, and equipment. Monthly payments of $708,000 plus interest was due through August 2001, at which time any remaining balance was due. Additional annual principal payments were required if the Company's cash flow exceeds certain amounts defined in the loan agreement. The interest rate was variable based on LIBOR This indebtedness was repaid with proceeds
   from the issuance of the Senior Notes in June 1998.                                             --         $  63,271

Notes payable secured by coal reserves. Payments of interest only at the bank's prime lending rate was due monthly through December 1999. Monthly principal payments of $42,000 plus interest was due beginning January 2000 and were to increase to $125,000 per month in January 2001 through December 2007. This indebtedness was repaid with proceeds from
   the issuance of the Senior Notes in June 1998.                                                  --            11,000

Notes payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $3,030,000, payable in monthly installments of $37,000 through 2016. Interest included in the
   monthly installments is a fixed  rate of 8.33%.                                              4,109             4,205

Notes payable secured by liens on land, buildings and equipment of a cotton gin and warehouses with a net book value of $2,296,000, payable in monthly installments of $20,000 through 2000, including interest at fixed rates of
   8.20%. This indebtedness was repaid with proceeds from
   the issuance of the Senior Notes in June 1998.                                                  --             1,141
                                                                                             --------         ---------

Total long-term debt                                                                          103,371            79,617

Current maturities of long-term debt                                                             (104)          (11,177)
                                                                                             --------         ---------
                                                                                             $103,267         $  68,440
                                                                                             ========         =========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for future development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the year ended December 31, 1998.

         Scheduled principal payments on these obligations as of December 31, 1998 are as follows (in thousands):

               YEAR ENDED
              DECEMBER 31,
              ------------
                  1999                                 $    104
                  2000                                      113
                  2001                                      123
                  2002                                      133
                  2003                                      145
                  Thereafter                            103,491
                                                       --------
                                                        104,109
                  Less:  Unamortized bond discount         (738)
                                                       --------
                                                       $103,371
                                                       ========

NOTE 10--LEASES:

CAPITAL LEASES

   Property, plant and equipment (Note 5) includes assets under capital leases with a total cost of $15,305,000 and accumulated depreciation of $9,121,000. Future minimum payments in the aggregate under these leases consist of the following (in thousands):

               YEAR ENDED
              DECEMBER 31,
              ------------
                  1999                                  $ 2,587
                  2000                                    1,356
                  2001                                      767
                  2002                                      299
                  2003                                       15
                                                        -------
                  Total lease payments                    5,024
                  Amount representing interest             (392)
                                                        -------
                  Total long-term capital leases          4,632
                  Current maturities of long-term
                    capital leases                       (2,354)
                                                        -------
                                                        $ 2,278
                                                        =======

         Certain of these lease agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants in 1998.

OPERATING LEASES

         The Company utilizes certain vehicles and equipment under noncancellable operating lease agreements, with minimum payments as follows (in thousands):

               YEAR ENDED
              DECEMBER 31,
              ------------
                  1999                                   $1,800
                  2000                                    1,665
                  2001                                    1,521
                  2002                                      987
                  2003                                      346
                                                         ------
                                                         $6,319
                                                         ======


         Total rent expense under these leases aggregated $1,326,000 in 1998, $636,000 in 1997, and $284,000 in 1996.

         The Company leases its mining rights in certain coal reserves to other coal companies. Amounts due to the Company under these leases are based on the greater of fixed amounts per ton or a percentage of the selling price the lessee receives for the coal when it is sold. The leases also provide for annual minimum payments. Revenue recognized from leasing of mining rights was $6,321,000 in 1998, $8,235,000 in 1997, and $9,348,000 in 1996.

         The Company also leases office space to various commercial tenants in the office building that serves as the Company's headquarters under five year noncancellable operating leases, including renewal options ranging up to ten years. Rental income was $737,000 in 1998, $678,000 in 1997 and $598,000 in
1996.

         Future minimum lease payments to be received are as follows (in thousands):

               YEAR ENDED
              DECEMBER 31,
              ------------
                  1999                            $ 3,291
                  2000                              3,227
                  2001                              3,446
                  2002                              3,222
                  2003                              2,821
                  Thereafter                       12,755
                                                  -------
                                                  $28,762
                                                  =======


NOTE 11--MANDATORILY REDEEMABLE PREFERRED STOCK:

         The Company issued 10,000 shares of convertible preferred stock with a face value of $13,650,000 in January 1996. The face value of the preferred stock may be reduced by any amounts incurred related to settlement of tax issues existing at the issuance date. In 1998, the Company reduced the value of the preferred stock by $3,413,000 for such settlements (Note 16).

         No dividends accrue from the date of issuance through December 2000. Beginning in January 2001, dividends will accrue at 25.25% for a five-year period. The original aggregate amount of $17,233,000 in dividends which was to accrue from 2001 through 2006 was being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. In 1998, accretion of the preferred stock was reduced by $861,000 to adjust the accumulated accrued dividends based on the adjusted face value of the preferred stock. The remaining aggregate amount of $9,047,000 in dividends will be recorded evenly from 1999 through the redemption date in 2006.

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

NOTE 12--SHAREHOLDERS' EQUITY:

COMMON STOCK



         The Company has reserved 560,000 shares of Class I common stock for issuance pursuant to option, warrant or other rights granted or which may be granted to financial institutions with which the Company has a borrowing relationship. As of December 31, 1997, no Class I common stock has been issued with regard to these options. No other Class I common shares may be issued until the convertible preferred stock is redeemed in full.

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

STOCK WARRANTS

         The Company issued warrants to purchase 326,722 shares of Class I common stock in January 1996 to its primary lenders in connection with a recapitalization in 1995. The exercise price of the warrants equaled the fair value of the Class I common stock at the date of issuance. The warrants were exercisable beginning January 2001 at $.01 per share. The warrants were to expire January 2006. The Company repurchased these warrants for $3,000,000 (minimum redemption value identified in the warrant agreement) in connection with the issuance of the Senior Notes on June 8, 1998. The Company recorded the present value of its minimum obligation for repurchase of the warrants as redeemable common stock warrants and a corresponding discount in the underlying debt. The discount was being amortized as additional interest expense on a straight-line basis through January 2001.

NOTE 13--EXTRAORDINARY ITEM:

         The Company recorded an extraordinary charge which represents the after-tax impact of (i) the write-off of unamortized loan costs and (ii) the write-off of unamortized original issue discount and repurchase of redeemable common stock warrants on the debt that was repaid with the proceeds from the issuance of the Senior Notes.

NOTE 14--OTHER MATTERS:

         The Company sold its fleet of 98 barges on December 1, 1997, recognizing a gain of $3,574,000, which is included in other income. Loans secured by the barges were retired with proceeds from the sale. Revenue recognized from rental of the barge fleet totaled $2,300,000 in 1997 and $2,321,000 in 1996.

         The Company purchased property containing coal reserves in November 1997 for consideration of $16,000,000 comprised of $5,000,000 paid at closing and an $11,000,000 note payable.

         The Company sold the assets of its lumber operations in August 1998 for consideration of $400,000 comprised of $25,000 paid at closing and a note receivable of $375,000. The Company recognized a loss of $156,000 on the sale.

NOTE 15--EMPLOYEE BENEFIT PLANS:

         The Company maintains a contributory, defined contribution 401(k) salary deferral plan to provide retirement and other benefits for its employees. All employees become eligible after attaining the age of 21, completing one year of service and working 1,000 hours during the preceding 12 months. The Company contributes by matching a percentage of employee voluntary contributions. Company contributions aggregated $402,000 in 1998, $431,000 in 1997, and $397,000 in 1996.

NOTE 16--INCOME TAXES:

         Income tax expense for continuing operations consists of the following (in thousands):

                               1998            1997            1996
                              -------         -------         -------

            Current
               Federal        $ 2,815         $ 3,571         $ 1,727
               State              320             161              18
                              -------         -------         -------
                              $ 3,135         $ 3,732         $ 1,745
                              -------         -------         -------
            Deferred
               Federal        $(3,348)        $(1,486)        $  (282)
               State               --              --              --
                              -------         -------         -------
                              $(3,348)        $(1,486)        $  (282)
                              -------         -------         -------
                              $  (213)        $ 2,246         $ 1,463
                              =======         =======         =======

         Deferred tax expense (benefits) of $1,000 and $(105,000) have been recognized in the 1998 and 1997 discontinued operations, respectively.

         The income tax (benefit) expense effective rates of (7.1%), 23.1% and 26.1% for 1998, 1997 and 1996, respectively, reconcile with the federal statutory tax rate of 34% as follows (in thousands):

                                            1998                     1997                     1996
                                            ----                     ----                     ----
                                    AMOUNT        PERCENT     AMOUNT       PERCENT    AMOUNT       PERCENT
                                    ------        -------     ------       -------    ------       -------

Tax at statutory rate              $ 1,013         34.0%    $ 3,314         34.0%    $ 1,903         34.0%
State income taxes (net of
   federal income tax benefit)         211          7.1         106          1.1          12          0.2
Statutory depletion in excess
   of cost depletion                (1,019)       (34.2)     (1,259)       (12.9)       (492)        (8.8)
Adjustment of prior years' tax        (441)       (14.8)         --           --          --           --
Goodwill amortization                   75          2.5          75          0.8          75          1.3
Other                                  (52)        (1.7)         10          0.1         (35)        (0.6)
                                   -------         ----     -------         ----     -------         ----
                                   $  (213)        (7.1)%   $ 2,246         23.1%    $ 1,463         26.1%
                                   =======         ====     =======         ====     =======         ====

         The net, noncurrent deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities (in thousands):

                                                    DECEMBER 31,
                                                1998          1997
                                              --------      --------

            Deferred tax liability:
               Depletion of coal reserves     $ 44,128      $ 45,165
               Accelerated depreciation          9,195        10,178
               Mine development costs            4,195         3,877
               Other                             1,350         3,473
                                              --------      --------
                                              $ 58,868      $ 62,693
            Deferred tax assets                 (2,062)       (2,802)
                                              --------      --------
                                              $ 56,806      $ 59,891
                                              ========      ========

         Deferred taxes primarily result from differences between the financial accounting and tax basis of acquired coal reserves and differences between the methods used for computing depreciation and depletion and in the timing of certain revenue and expense recognition for financial reporting and income tax purposes. At December 31, 1998, the Company has alternative minimum tax credit carryforwards of $2,063,000 available to offset future regular tax liabilities, which can be carried forward indefinitely.

         In 1995, the Company filed a petition in U.S. Tax Court requesting a determination on the issues raised by the IRS in its examinations for the years 1982 through 1989. In January, 1999, the Company reached a settlement of this matter with the IRS. In addition to settling the Tax Court case, the settlement also includes the years 1990 through 1994 on one central issue that had been before the Tax Court. The Company's federal income tax returns for the years 1990 through 1993 are currently under audit.

NOTE 17--GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         The Company is a guarantor of $7,667,000 of International Marine Terminals' debt (IMT, a partnership in which the Company has a 1/3 interest-Note
21). The debt is current. The Company intends to make a capital infusion to IMT to repay one-third ($21,000,000) of the partnership's debt, which includes the $7,667,000 described above) at its scheduled maturity. The Company has escrowed an amount sufficient to fund this infusion (Note 6).

         The Coal Industry Retiree Health Benefits Act of 1992 ("CIRHBA") requires companies currently operating in the coal mining industry to subsidize the healthcare premiums of retired coal miners and their beneficiaries. The Social Security Administration assigns miners and their beneficiaries to the coal companies with which they were formerly employed or related. Until recently, the Company believed that it fell within the scope of CIRHBA. Therefore, the Company had established a reserve to satisfy the healthcare premiums of those miners and their beneficiaries which have been assigned to the Company. However, on June 25, 1998, the U.S. Supreme Court held in Eastern Enterprises v. APFEL, Commissioner of Social Security et al., that the assignment of miners under CIRHBA to certain coal companies violated certain provisions of the U.S. Constitution. In November 1998, the Social Security Administration determined that the Company is in the class of coal companies to which the Constitutional prohibitions to CIRHBA apply and the Company was refunded $743,000 previously paid under CIRHBA.

         On September 22, 1998, a Floyd Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against Elk Horn Coal (a wholly owned subsidiary of the Company), on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company purchasing Elk Horn Coal. Elk Horn Coal has already appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn Coal's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. However the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         There are other legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

NOTE 18--OTHER RELATED PARTY TRANSACTIONS:

         Related party transactions not otherwise disclosed in the financial statements include fees paid to International Marine Terminals (Note 21) for coal loading of $1,758,000 in 1998, $1,988,000 in 1997, and $1,864,000 in 1996.
At December 31, 1998 and 1997, $19,000 and $134,000, respectively, was included in accounts payable and accrued expenses relating to coal loading fees described above.

NOTE 19--LONG-TERM COAL SUPPLY CONTRACTS:

         The Company is committed under several long-term coal supply contracts. The contracts require the Company to supply specified tonnages and quality of coal during the term of the agreements which extend three to nine years. The contracts stipulate the base prices at inception, which are subject to periodic escalation based on specified indices. One of the contracts is subject to adjustment to an agreed-upon market price annually.

         The Company has the capacity to fulfill all contract requirements with existing proven coal reserves. Approximately 80% of revenues in 1998, 73% in 1997, and 66% in 1996 were derived from seven customers supplied under long-term contracts. The Company had sales to significant customers as follows (in thousands):


                                         1998                           1997                          1996
                                         ----                           ----                          ----

                                               PERCENTAGE                     PERCENTAGE                     PERCENTAGE
                                DOLLAR          OF TOTAL        DOLLAR         OF TOTAL       DOLLAR          OF TOTAL
                                AMOUNT          REVENUES        AMOUNT         REVENUES       AMOUNT          REVENUES
                               --------        ----------     ---------       ----------     --------        ----------

Customer A                     $ 34,991            21%        $  40,131          22%         $ 35,041            19%
Customer B                       35,120            21            38,740          21            32,579            18
Customer C                       26,082            15            27,209          15            27,366            15
                               --------            --         ---------          --          --------            --
                               $ 96,193            57%        $ 106,080          58%         $ 94,986            52
                               ========            ==         =========          ==          ========            ==

         In 1998, 4,178,000 tons were shipped on long-term coal supply contracts. Future minimum tonnage commitments under long-term coal supply contracts are as follows (in thousands):


                                    YEAR                                SHORT TONS
                                    ----                                ----------

                                    1999                                      4,386
                                    2000                                      3,273
                                    2001                                      2,228
                                    2002                                        711

NOTE 20--BUSINESS SEGMENT INFORMATION:

         The Company's operations, exclusive of discontinued operations, have been classified into two business segments: coal and cotton. The coal segment involves the mining, sale, transportation and leasing of coal. The cotton segment involves the ginning and warehousing of cotton. There were no intersegment sales or transfers during the three years ended December 31, 1998. Operating income by business segment excludes interest income, interest expense and other nonoperating income. Summarized financial information by business segment is as follows (in thousands):


                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                 1998                        1997                  1996
                                                 ----                        ----                  ----
REVENUES
   Coal                                     $   161,106                $   171,996            $  165,873
   Cotton                                         8,445                     10,293                16,596
                                            -----------                -----------            ----------
                                            $   169,551                $   182,289            $  182,469
                                            ===========                ===========            ==========

OPERATING INCOME
   Coal                                     $     9,581                $    11,482            $   11,112
   Cotton                                          (135)                        47                   786
                                            -----------                -----------            ----------
                                            $     9,446                $    11,529            $   11,898
                                            ===========                ===========            ==========

TOTAL ASSETS (AT PERIOD END):
   Coal                                     $   240,140                $   219,162
   Cotton                                         3,687                      5,685
                                            -----------                -----------
                                            $   243,827                $   224,847
                                            ===========                ===========

DEPRECIATION, DEPLETION,
   AND AMORTIZATION
   Coal                                     $    14,936                $    14,948            $   14,302
   Cotton                                           396                        342                   440
                                            -----------                -----------            ----------
                                            $    15,332                $    15,290            $   14,742
                                            ===========                ===========            ==========

CAPITAL EXPENDITURES
   Coal                                     $    14,847                $     3,632            $    2,235
   Cotton                                            95                        239                    86
                                            -----------                -----------            ----------
                                            $    14,942                $     3,871            $    2,321
                                            ===========                ===========            ==========

         The Company sells coal to both domestic and foreign customers. Export sales by country are as follows (in thousands):


                                        1998                           1997                          1996
                                        ----                           ----                          ----

                                              PERCENTAGE                    PERCENTAGE                      PERCENTAGE
                                DOLLAR         OF TOTAL        DOLLAR        OF TOTAL       DOLLAR           OF TOTAL
                                AMOUNT         REVENUES        AMOUNT        REVENUES       AMOUNT           REVENUES
                              ---------       ----------      ---------     ----------    ----------        ----------

Taiwan                        $  34,991            21%        $  40,131          22%      $   35,041              19%
Other                                 0             0             2,667           1%           7,547               4%
                              ---------           ---         ---------          --       ----------             ---
Total export sales            $  34,991            21%        $  42,798          23%      $   42,588              23%
                              =========           ===         =========          ==       ==========             ===

NOTE 21--INVESTMENT IN AFFILIATED COMPANY:

        The Company's investment in an affiliated company is a one-third general partnership interest in International Marine Terminals (IMT), an ocean marine loading facility located in Louisiana Note 17). Components of the investment in affiliated company and equity in net earnings (losses) of affiliated company are as follows (in thousands):

                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                --------------------------------------
                                                                1998             1997             1996
                                                                ----             ----             ----


INVESTMENT IN AFFILIATED COMPANY:
   Equity in partnership interest at
      time of purchase                                     $   5,977        $   5,977         $  5,977

   Earnings since acquisition                                    476               98              265

   Net distributions since acquisition                        (4,507)          (3,514)          (3,238)
                                                           ---------           ------           ------

                                                               1,946            2,561            3,004
Goodwill, less accumulated amortization
      of $2,862, $2,648 and $2,429 at December 31,
      1998, 1997, and 1996, respectively                       2,613            2,832            3,051
                                                           ---------        ---------         --------

                                                           $   4,559        $   5,393         $  6,055
                                                           =========        =========          =======

EQUITY IN NET EARNINGS (LOSSES) OF
   AFFILIATED COMPANY:
   Company's share of affiliate
      earnings (losses)                                    $     378        $    (167)        $   (111)

   Amortization of goodwill                                     (219)            (219)            (219)
                                                           ---------        ---------         --------

                                                           $     159        $    (386)        $   (330)
                                                           =========        =========         ========

         The above net earnings (losses) are reported as a component of other income in the statement of income. All earnings (losses) of IMT are shared by each partner on a pro rata basis, with the exception of interest expense, which is allocated to the partners based on their individual credit ratings. Condensed financial information for the affiliated company, IMT, is as follows (in thousands):

                                                                            DECEMBER 31,
                                                               -------------------------------------
                                                               1998             1997            1996
                                                               ----             ----            ----

BALANCE SHEET
   Current assets                                          $   3,165        $   2,908       $    2,981

   Noncurrent assets                                          68,622           70,472           72,300
                                                           ---------        ---------       ----------

      Total assets                                         $  71,787        $  73,380       $   75,281
                                                           =========        =========       ==========
   Current liabilities                                         2,927            2,646            3,223

   Noncurrent liabilities                                     63,000           63,045           63,046
                                                           ---------        ---------       ----------
      Total liabilities                                       65,927           65,691           66,269

   Equity                                                      5,860            7,689            9,012
                                                           ---------        ---------       ----------

      Total liabilities and equity                         $  71,787        $  73,380       $   75,281
                                                           =========        =========       ==========
STATEMENT OF INCOME
   Revenues                                                $  19,133        $  21,968       $   21,307
                                                           =========        =========       ==========

   Operating income                                        $   2,707        $   2,406       $    3,409
                                                           =========        =========       ==========

   Earnings (loss)                                         $   1,235        $    (444)      $     (258)
                                                           =========        =========       ==========

NOTE 22--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 1998 and 1997 is summarized below:



                                                      MARCH 31          JUNE 30            SEPT 30          DEC 31
                                                      --------          -------            -------          ------

1998:
   Net Sales                                            40,548            38,293            42,482           48,228

   Operating Income                                      2,015             2,480             3,098            1,853

   Net Income before extraordinary items                   948               531             1,489              253

   Net Income (loss)                                       948            (1,335)            1,489              253

1997:
   Net Sales                                            44,646            43,976            44,404           49,263

   Operating Income                                      1,304             4,187             2,933            3,105

   Net Income before extraordinary items                   462             2,358             1,042            3,605

   Net Income                                              462             2,358             1,042            3,605

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following information is furnished with respect to the directors and executive officers of the Company.


        NAME                            AGE                        POSITION WITH PEN HOLDINGS
        ----                            ---                        --------------------------

William E. Beckner                       47       Chairman of the Board of Directors, President and Chief Executive Officer
Stephen G. Capelli                       48       Senior Vice President of Operations; Director
Joseph A. Davis, Jr.                     51       Senior Vice President of Sales and Marketing; Director
Mark A. Oldham                           41       Senior Vice President, Secretary and Treasurer/Chief Financial Officer

         William E. Beckner has been the President and Chief Executive Officer of the Company since 1993, and Chairman of the Board of Directors since 1996. Mr. Beckner also served as Executive Vice President and Chief Operating Officer of Pen Holdings from 1986 to 1993 and as Vice President of Finance from 1982 to 1986. Mr. Beckner, who has 18 years of experience in the coal industry and has been with the Company for 15 years, holds a controlling interest in Pen Holdings. Mr. Beckner received an M.B.A. degree from the University of Tennessee (Nashville) in 1979 and received a B.S. degree in Business from the University of Evansville in 1973.

         Stephen G. Capelli has been the Senior Vice President of the Company's coal operations and a director of Pen Holdings since 1996, having previously served as Vice President of Operations since 1994. Mr. Capelli has 26 years of experience in the coal industry. Prior to joining the Company, Mr. Capelli was Vice President of Mining and Development of Amvest Minerals, Inc., a coal company, from 1991 to 1994. Mr. Capelli serves on the Board of Directors of the West Virginia Mining and Reclamation Association. Mr. Capelli received a B.S. degree in Mining Engineering from Virginia Tech University in 1973.

         Joseph A. Davis, Jr., has been Senior Vice President of Sales and Marketing of the Company's coal operations and a director of Pen Holdings since 1996. Prior to that time, Mr. Davis was Vice President of Sales and Marketing from 1987. Mr. Davis has 22 years of experience in the coal industry. Before joining the Company, he was Vice President of Sales for Benford-Nightengale Coal Company from 1977 to 1984, and was Sales Manager of Kentucky Pioneer Coal Company from 1975 to 1977. Mr. Davis received a B.A. degree from Western Kentucky University in 1976.

         Mark A. Oldham has been Senior Vice President, Secretary and Treasurer/Chief Financial Officer of the Company since 1996. Prior to that time, Mr. Oldham served as Vice President from 1993 to 1996 and Controller from 1985 to 1993. Mr. Oldham has 14 years experience in the coal industry. Mr. Oldham is a Certified Public Accountant (CPA) and has been a member of the American Institute of Certified Public Accountants and the Tennessee Society of CPA's since 1982. From 1979 to 1984, Mr. Oldham was employed in public accounting. Mr. Oldham received a B.S. degree in Business Administration from Tennessee Technological University in 1979.

BOARD COMPENSATION

         All current directors are employees of the Company. No additional remuneration beyond their compensation as employees is currently given to directors for their services.

ITEM 11. EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for the year ended December 31, 1998, for (i) chief executive officer of the Company, and (ii) each of the three other most highly compensated executive officers of the Company who received in excess of $100,000, determined as of December 31, 1998 (collectively, the "Named Executive Officers").


                          Summary Compensation Table



                                       Compensation      Annual          Annual       Other          All Other
Name and Principal Position                Year          Salary          Bonus     Compensation     Compensation (1)

William E. Beckner                         1998        $ 403,325       $ 293,000           --         $ 4,800
President and Chief Executive Officer

Stephen G. Capelli                         1998          157,000          67,150     $ 13,618 (2)       4,800
Senior vice President of Operations

Joseph A. Davis, Jr.                       1998          147,000          56,785       13,618           4,800
Senior Vice President of
Sales/Marketing

Mark A. Oldham                             1998          131,000          46,200       13,618           4,800



(1) Represents annual contribution made by the Company under its 401(k) plan.

(2) Represents incremental increases in the value of the officer's account under the Pen Holdings, Inc. Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides generally that stock issued to the officer will be repurchased by the Company upon the termination of the officer's employment with the Company. The repurchase price for this stock is equal to $0.01 plus the aggregate net income per common share, determined over the period beginning with the close of the 1995 fiscal year and ending with the close of the Company's last fiscal year ending prior to the officer's date of termination. The amount included does not include amounts credited to the account of the officer prior to 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998, certain information concerning ownership of the Class I and Class II Common Stock of the Company by each director, each named executive officer, each person who is known to the Company to be the beneficial owner of more than 5% of the Class I and Class II Common Stock and all directors and executive officers of the Company as a group. Each stockholder listed below has sole voting and dispositive power with respect to the shares listed next to such stockholder's name except as noted below. Except as noted, the address of each stockholder listed below is: c/o Pen Holdings, Inc., Center Court Building, 3rd Floor, Brentwood, Tennessee 37027.


                                            Class I Common Stock (1)           Class II Common Stock (1)
                                         ------------------------------     ------------------------------      Percentage
                                          Number of          Percentage      Number of          Percentage      Class I and
                                            Shares           of Class          Shares            of Class        Class II
           Name and Address              Beneficially      Beneficially     Beneficially      Beneficially      Beneficially
          of Beneficial Owner                Owned             Owned          Owned(2)            Owned            Owned
          -------------------            ------------      ------------     ------------      ------------      ------------

William E. Beckner                         4,040,000           94.2%                                              90.4%

Stephen G. Capelli                                                             44,900             25.3%            1.0%

Joseph A. Davis, Jr                                                            44,900             25.3%            1.0%

Mark A. Oldham                                                                 44,900             25.3%            1.0%

Grace Pen                                    250,000 (3)        5.8%                                               5.6%
   c/o Bass, Berry & Sims
   2700 First American Center
   Nashville, Tennessee  37238

Directors and Executive Officers
   as a group (4 persons)                  4,040,000           94.2%          134,700             75.9%           93.4%

-----------------

(1) The Company's Class I and Class II Common Stock currently have the same rights. Prior to the Company's recapitalization in 1995, the class of stock had different rights, however, the difference in rights no longer exists.

(2) All shares are subject to repurchase upon termination of employment with the Company under the Stock Purchase Plan.

(3) Includes 187,500 shares held by a trust of which Ms. Pen is one of the trustees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS AND GUARANTEES

         The Company is a guarantor of $7,667,000 of International Marine Terminals' debt (IMT, a partnership in which the Company has a 1/3 interest). The debt is current. The Company intends to make a capital infusion to IMT to repay one-third ($21,000,000) of the partnership's debt, which includes the $7,667,000 described above) at its scheduled maturity. The Company has escrowed an amount sufficient to fund this infusion.

         The Company is also a guarantor of a bank loan in the amount of $167,000 to Forests, Inc., the Company's partner in Camden Hardwood Company, for the partner's capital contribution.

ARRANGEMENTS INVOLVING AFFILIATES

         The Company uses the IMT facility to load coal for export. Fees paid to IMT for coal loading in 1998 were approximately $1,758,000. These fees are comparable to the fees paid by third parties resulting from arms length transactions.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:





                               PEN HOLDINGS, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----

(1) AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Accountants                                                        23

   Consolidated Balance Sheet as of December 31, 1998 and 1997                              24

   Consolidated Statement of Income for the Years Ended December 31,
     1998, 1997 and 1996                                                                    25

   Consolidated Statement of Changes in Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996                                           26

   Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                                                       27

   Notes to Consolidated Financial Statements                                               29




(2) The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits filed as part of this Report are as follows:

                                 EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

    3.1*      Form of Restated Charter of Pen Holdings, as amended (Exhibit 3.1)

    3.2*      Form of Amended and Restated Bylaws of Pen Holdings, as amended (Exhibit 3.2)

    4.1* Indenture, dated as of June 8, 1998, by and among Pen Holdings, the Guarantors and The Bank of New York

    4.2*      Form of 9 7/8% Senior Note due 2008

    4.3* Registration Rights Agreement, dated as of June 8, 1998, by and among Pen Holdings, the Guarantors and CIBC Oppenheimer Corp.

   10.1* Amended and Restated Credit Agreement, dated as of June 3, 1998, by and among Pen Holdings, Mellon Bank, N.A., CIBC, Inc. and other banks later made a party to such Agreement

   10.2*      Coal Supply Agreement, dated as of June 15, 1989 by and between
              Taiwan Power Company and Pen Coal Corporation, as amended

   10.3*      Coal Supply Agreement between Pen Coal Corporation and Dayton Power and
              Light Company, dated effective July 1, 1992, as amended

   10.4*      Pen Holdings, Inc. Stock Purchase Plan

   10.5*      Pen Holdings, Inc. Executive Bonus Plan

   10.6** Amendment 7 dated December 21, 1998 of the Coal Supply Agreement, dated as of June 15, 1989 by and between Taiwan Company and Pen
              Coal Corporation

   21*        Subsidiaries of the Registrant

   27.1**     Financial Data Schedule (for SEC use only)


------------------
* Incorporated by reference from the Company's Registration Statement on Form S-4 as amended (Registration No. 333-60599) originally filed with the Security and Exchange Commission on August 4, 1998.

**       Included with this Report.

(b)      Reports on Form 8-K.

Not Applicable.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Pen Holdings, Inc.

                                 By: /s/ William E. Beckner
                                     -------------------------------------------
                                     Name: William E. Beckner
                                     Title:  President & Chief Executive Officer
                                     Dated:  March 23, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1999.

PEN HOLDINGS, INC.


SIGNATURES                                                      TITLE                                              DATE
----------                                                      -----                                              -----

/s/    William E. Beckner                                       Chairman of the Board, President, Chief            March 23, 1999
----------------------------------------                        Executive Officer (Principal Executive
       WILLIAM E. BECKNER                                       Officer) and Director

/s/    Mark A. Oldham                                           Senior Vice President, Secretary/Treasurer         March 23, 1999
----------------------------------------                        and Chief Financial Officer (Principal
       MARK A. OLDHAM                                           Financial Officer)

/s/    Stephen G. Capelli                                       Director                                           March 23, 1999
----------------------------------------
       STEPHEN G. CAPELLI

/s/    Joseph A. Davis, Jr.                                     Assistant Secretary and Director                   March 23, 1999
----------------------------------------
       JOSEPH A. DAVIS, JR.

                                   GLOSSARY OF
                                  CERTAIN TERMS

         ASH. Non-combustible solid matter consisting of silicia, iron, alumina and other material similar to ordinary sand, silt, rock or clay.

         BTU (BRITISH THERMAL UNIT). A measure of heat required to raise the temperature of one pound of water one degree Fahrenheit under controlled conditions. The gross heating value of coal is commonly reported as "Btu per pound."

         CAPTIVE PRODUCTION. Coal produced or contracted to be produced from Company controlled reserves.

         CENTRAL APPALACHIA. A region consisting of southern West Virginia, eastern Kentucky and Virginia which contains substantial bituminous coal deposits. The reserves in this region generally contain coal that is low in sulfur (typically 0.7%=1.5%) and high in Btu content (typically 12,000-13,500 Btu). A large portion of the coal reserves in this region exceed the requirements of Phase I of the Clean Air Act Amendments and meet the requirements of Phase II of the Clean Air Act Amendments.

         COAL DEPOSIT. A coal bearing body which has been appropriately sampled and assayed in trenches, outcrops, drilling, and underground workings to support sufficient tonnage and grade to warrant further exploration-development work. A coal deposit does not qualify as a commercially viable coal reserve as prescribed by Commission standards until a final comprehensive evaluation based upon unit cost per ton, recoverability and other material factors conclude legal and economic feasibility.

         COAL SEAM. A layer of coal deposit below the earth's surface. Each seam is identified by a name or number based on its geographical location.

         COMPLIANCE COAL. Coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu (0.72% for 12,000 Btu). This coal exceeds the sulfur dioxide emission requirements for air quality of Phase I of the Clean Air Act Amendments and meets the proposed sulfur dioxide emission requirements for air quality of Phase II of such legislation without the need for flue gas desulfurization.

         CONTINUOUS MINING. An underground mining method that utilizes a continuous mining machine which cuts or rips coal from the face and loads it into shuttle cars or conveyors in one operation. A continuous mining machine typically has a turning "drum" with sharp bits that cut and dig out the coal for 20 to 40 feet before mining stops so that the mined area can be supported with roof bolts.

         CONTRACT MINING. The contractual engagement of a third-party mining company by the mineral rights holder to mine coal. Contract mining companies are typically paid on a set price per ton of coal mined. Under most contract mining arrangements the mineral rights holder is responsible for the permitting of the mine site. The contract miner is generally responsible for providing all equipment, financing for its operation, internal mine capital needs, employee benefits and all other requirements associated with an independent business.

         CONVENTIONAL MINING. An underground mining method that utilizes a cutting machine to cut beneath a coal seam. Such undercuts allow explosive charges to be set in the coal seam to separate the coal from surrounding materials. Once separated, the coal is loaded into shuttle cars and removed from the mine.

         EXTRACTION. The process of removing coal from a seam for commercial use.

         HEAVY MEDIA. High density material such as magnetite used in the gravity separation process to clean coal.

         LOW-SULFUR COAL. Coal which, when burned, emits less than 1.6 pounds of sulfur dioxide per million Btu (0.96% for 12,000 Btu). This coal exceeds the sulfur dioxide emission requirements for air quality of Phase I of the Clean Air Act Amendments without the need for flue gas desulfurization.

         MEDIUM-SULFUR COAL. Coal which contains more than 1 percent but less than 3 percent sulfur by weight; 0.61 to 1.67 pounds of sulfur per million Btu.

         METALLURGICAL COAL. The various grades of coal suitable for carbonization to make coke for the manufacture of steel. Also know as "met" coal, it possesses four important qualities: volatility, which affects coke yield; the level of impurities, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety.

         OVERBURDEN. Layers of earth and rock covering a coal seam. In surface mining operations, overburden is removed prior to coal extraction.

         POINT REMOVAL MINING. A mining method used in contour mining when the overburden ratio makes it economically feasible to mine using the mountaintop removal method.

         PREPARATION PLANT. A facility that crushes, sizes and washes coal to prepare it for commercial use. The washing process separates ash from the coal and may have the added benefit of removing a portion of the coal's sulfur content. Most of the coal washed in a preparation plant is extracted from underground mines.

         RESERVE. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

         PROBABLE (INDICATED) RESERVES. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

         PROVEN (MEASURED) RESERVES. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

         RECLAMATION. The restoration of land and environment at a mining site after the coal is extracted. Reclamation operations are usually underway in locations where the coal has already been extracted from a mine, even as mining operations are continuing elsewhere at the site. The process commonly includes "recontouring" or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation is closely regulated by both state and federal law.

         RECOVERY RATES. The amount of clean coal produced by weight from the amount of raw coal processed expressed as a percentage of the coal available for extraction.

         ROOM AND PILLAR MINING. A mining method used in underground mining which uses either continuous or conventional mining that cuts out a block of coal in 18- to 20-foot wide passages as high as the coal seam. Roof bolters, by installing conventional or resin grouted rods, stabilize the mine roof prior to mine advancement. Pillars (typically 50 feet by 50 feet) are left to provide additional primary roof support.

         SPOT MARKET. Sales of coal pursuant to an agreement or purchase order for shipments for a period of less than one year. Spot market sales are generally obtained via a competitive bidding process.

         SPREAD. The amount and type of equipment necessary to extract the coal from a localized reserve area in a surface mine.

         SURFACE MINE. A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil. See "Overburden."

         TON. A "short" or net ton is equal to 2,000 pounds. A "long" or British ton is 2,240 pounds. A "metric" ton is approximately 2,205 pounds. The short ton is the unit of measure referred to in this document.

         UNDERGROUND MINE. A mine which is typically located several hundred feet below the earth's surface.

         A small scale map of the Company's coal operations appears in this space. The map depicts portions of Kentucky and West Virginia. It shows the Company's operation as shaded portion and also includes major rivers, cities, roadways, and the demarcation of the county and state borders. The map is dated March 12, 1999 and reflects a scale whereby one inch equals 10 miles.