Form 10-Q
period 1999-03-31
PEN HOLDINGS INC
filed 1999-05-12
CIK 1067331

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of May 12, 1999: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet - March 31, 1999 and December 31, 1998                                     1
   Consolidated Statement of Income - Three Months Ended March 31, 1999 and 1998                         2
   Consolidated Statement of Changes In Shareholders' Equity for the Three Months
     Ended March 31, 1999                                                                                3
   Consolidated Statement of Cash Flows - Three Months Ended March 31, 1999 and 1998                     4
   Notes to Condensed Consolidated Financial Statements                                                  5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                      14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                               15
Item 2. Changes in Securities and Use of Proceeds                                                       15
Item 3. Defaults Upon Senior Securities                                                                 15
Item 4. Submission of Matters to a Vote of Security Holders                                             15
Item 5. Other Information                                                                               15
Item 6. Exhibits and Reports on Form 8-K                                                                15

Signatures                                                                                              15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except share information)

                                                                                           MARCH 31,    DECEMBER 31,
                                                                                             1999          1998
                                                                                           ---------    ------------
                                                                                          (UNAUDITED)
                                           ASSETS
      Current assets:
         Cash and cash equivalents ..................................................      $ 18,339      $ 21,012
         Accounts receivable (net of allowance for doubtful accounts of $568 and 558
            respectively) ...........................................................        18,077        17,970
         Inventories ................................................................         6,932         3,620
         Deferred income taxes ......................................................         1,435         1,435
         Net assets to be disposed ..................................................            15            25
         Other assets ...............................................................         1,652         1,834
                                                                                           --------      --------
           Total current assets .....................................................        46,450        45,896

      Investment in unconsolidated affiliated companies .............................         4,505         4,559
      Coal reserves and mine development costs, net .................................       135,052       135,487
      Property, plant and equipment, net ............................................        41,142        38,832
      Long-term investments .........................................................        14,740        14,445
      Net assets to be disposed .....................................................           348           348
      Other assets ..................................................................         4,161         4,260
                                                                                           --------      --------
                                                                                           $246,398      $243,827
                                                                                           ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
         Current maturities of long-term debt .......................................      $    106      $    104
         Current maturities of capital leases .......................................         1,904         2,354
         Accounts payable ...........................................................        10,088         7,251
         Accrued expenses ...........................................................         7,441         6,951
         Income taxes payable .......................................................           322         1,393
                                                                                           --------      --------
           Total current liabilities ................................................        19,861        18,053

      Long-term debt ................................................................       103,260       103,267
      Long-term capital leases ......................................................         1,913         2,278
      Deferred income taxes .........................................................        56,360        56,806
      Other liabilities .............................................................         3,596         3,485
                                                                                           --------      --------
           Total liabilities ........................................................       184,990       183,889
                                                                                           --------      --------

      Mandatorily redeemable preferred stock ........................................        14,437        14,115

      Guaranties, commitments and contingencies (Note 8)

      Shareholders' equity:
         Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
           shares issued and outstanding ............................................            43            43
         Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
           shares issued and outstanding ............................................             2             2
         Additional paid-in capital .................................................            19            19
         Retained earnings ..........................................................        46,907        45,759
                                                                                           --------      --------
           Total shareholders' equity ...............................................        46,971        45,823
                                                                                           --------      --------
                                                                                           $246,398      $243,827
                                                                                           ========      ========






      The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                     MARCH  31,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                    (UNAUDITED)
Revenues ...............................................      $ 39,426       $ 40,548
Operating expenses:
   Cost of sales .......................................        34,446         37,223
   Selling, general and administrative .................         1,231          1,146
                                                              --------       --------
Operating income .......................................         3,749          2,179

Other (income) expense:
   Interest expense ....................................         2,403          1,746
   Interest income .....................................          (576)          (386)
   Other ...............................................            55           (565)
                                                              --------       --------

Income from continuing operations before income taxes ..         1,867          1,384
Provision for income taxes .............................           397            436
                                                              --------       --------

Net income .............................................         1,470            948
Accretion of mandatorily redeemable preferred stock ....           322            430
                                                              --------       --------

Net income available to common shareholders ............      $  1,148       $    518
                                                              ========       ========

















The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                        CLASS I                  CLASS II
                                     COMMON STOCK              COMMON STOCK       ADDITIONAL
                                ---------------------      -------------------      PAID-IN     RETAINED
                                  SHARES      AMOUNTS      SHARES      AMOUNTS      CAPITAL     EARNINGS     TOTAL
                                ---------     -------      -------     -------    ----------    --------    -------
Balance at December 31, 1998     4,290,000      $ 43        177,550      $ 2          $ 19       $45,759     $45,823

Accretion of mandatorily
  redeemable preferred stock
    (unaudited).............                                                                        (322)       (322)
Net income (unaudited)......                                                                       1,470       1,470
                                 ---------      ----      ---------      ---          ----       -------     -------
Balance at March 31, 1999
  (unaudited)...............     4,290,000      $ 43        177,550      $ 2          $ 19       $46,907     $46,971
                                 =========      ====      =========      ===          ====       =======     =======





















The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            --------------------------
                                                                                              1999               1998
                                                                                            -------            -------
                                                                                                     (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income....................................................................         $ 1,470            $   948
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization..................................           3,678              3,582
         Amortization of bond discount.............................................              20
         Equity in net (earnings) losses of affiliates.............................                               (521)
         Deferred income taxes.....................................................            (446)              (202)
         Gain on sale of equipment.................................................               4
         Interest income on long-term investments..................................            (295)              (281)
                                                                                            -------            -------

     Cash generated from operations, before changes in assets and
      liabilities..................................................................           4,431              3,526

     Changes in assets and liabilities
         Accounts receivable.......................................................            (111)            (1,453)
         Inventories...............................................................          (3,312)              (701)
         Accounts payable and accrued expenses.....................................           2,255             (1,315)
         Other.....................................................................             303               (222)
                                                                                            -------            -------

         Net cash provided (used) by operating activities..........................           3,566               (165)
                                                                                            -------            -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..........................................................          (5,467)            (1,231)
     Proceeds from sale of equipment...............................................              68
     Distributions from affiliated companies.......................................                                630
                                                                                            -------            -------

     Net cash used by investing activities.........................................          (5,399)              (601)
                                                                                            --------           -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt...................................................             (25)            (2,006)
     Repayment of capital leases...................................................            (815)            (1,168)
     Net borrowings under line of credit agreements and current notes payable......                                285
                                                                                            -------            -------

     Net cash used for financing activities........................................            (840)            (2,889)
                                                                                            --------           -------

     Net decrease in cash..........................................................          (2,673)            (3,655)
     Cash and cash equivalents at beginning of period..............................          21,012              6,151
                                                                                            -------            -------

     Cash and cash equivalents at end of period....................................         $18,339            $ 2,496
                                                                                            =======            =======












   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF BUSINESS:

DESCRIPTION OF THE BUSINESS

      Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (references to the "Company" refer to Pen Holdings and its consolidated subsidiaries) are primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company's coal reserves and mining operations are in Kentucky and West Virginia. The Company also processes, warehouses, and sells cotton and cottonseed.

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

INTERIM FINANCIAL INFORMATION

      The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998, which are included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 24, 1999. The results of operations for the three month period are not necessarily indicative of results for the full year.

      In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of March 31, 1999, and its results of operations and its cash flows for the three months ended March 31, 1999 and 1998, respectively.

NOTE 3-INVENTORIES:

    Inventories consist of the following (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                          1999           1998
                                                       ---------     -----------
           Coal................................        $    6,416    $    3,003
           Cottonseed..........................               516           617
                                                       ----------    ----------
                                                       $    6,932    $    3,620
                                                       ==========    ==========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

    Coal reserves and mine development costs consist of the following (in thousands):

                                                       MARCH 31,     DECEMBER 31,
                                                          1999           1998
                                                       ---------     ------------
           Coal reserves.......................        $  147,953    $  147,953
           Fork Creek mine development costs...             1,884         1,173
           Other mine development costs........            11,125        11,014
                                                       ----------    ----------
                                                          160,962       160,140
           Accumulated depletion...............           (25,910)      (24,653)
                                                       ----------    ----------
                                                       $  135,052    $  135,487
                                                       ==========    ==========

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

                                                          MARCH 31,       DECEMBER 31,
                                                            1999              1998
                                                          ---------       ------------
           Machinery and equipment.............           $   52,491      $   52,045
           River terminals.....................               11,508          11,508
           Buildings...........................                5,569           5,533
           Coal preparation plant..............                6,617           6,563
           Cotton gins and warehouses..........                1,368           1,368
           Fork Creek development costs........                4,059           2,230
           Other...............................                5,207           3,210
                                                          ----------      ----------
                                                              86,819          82,457
           Accumulated depreciation............              (45,677)        (43,625)
                                                          ----------      ----------
                                                          $   41,142      $   38,832
                                                          ==========      ==========

NOTE 6-REVOLVING LINES OF CREDIT:

    The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 6.43% at March 31, 1999) or the lender's prime lending rate (an effective rate of 8.25% at March 31, 1999). There was no amount outstanding at March 31, 1999 or December 31, 1998, respectively. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               1999                1998
                                                                                            -----------        -----------
                                                                                          (IN THOUSANDS)      (IN THOUSANDS)
9-7/8% Senior Notes (the "Senior  Notes") due 2008 in the aggregate  principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior
   Notes which accrue interest at 9-7/8%, payable semi-annually in June and
   December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully  and unconditionally, jointly and severally, by certain of Pen Holdings'
   subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment  to all existing and future indebtedness of the Guarantors.  The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at  premiums to face value identified in the
   Indenture by and among Pen Holdings, the Guarantors, and The Bank of New
   York, as Trustee, dated June 8, 1998 (the "Indenture"), relating to the
   Senior Notes....................................................................       $      99,282        $    99,262

Note payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $3,013,000 at March 31,
   1999, payable in monthly installments of $37,000 through 2016.  Interest
   included in the monthly installments is a fixed rate of 8.33%...................               4,084              4,109
                                                                                           -------------       -----------

Total long-term debt...............................................................             103,366            103,371

Current maturities of long-term debt...............................................                (106)              (104)
                                                                                           ------------        -----------
                                                                                           $    103,260        $   103,267
                                                                                           ============        ===========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for future development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the three months ended March 31, 1999.

NOTE 8-GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         In 1995, the Company filed a petition in U.S. Tax Court requesting determination on the issues raised by the IRS in its examinations for years 1982 through 1989. In January 1999, the Company reached a settlement of this matter with the IRS. In addition to settling the Tax Court case, the settlement also includes the years 1990 to 1994 on one central issue that had been before the Tax Court. The amount of settlement, including interest, had been previously accrued by the Company, therefore there is no additional charge to earnings for the settlement.

         On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against The Elk Horn Coal Corporation ("Elk Horn"), a wholly owned subsidiary of the Company, on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn (the "Cheyenne litigation"). Elk Horn has already appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. Currently, the case is in appeals in the Commonwealth of Kentucky Court of Appeals. However, the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the ultimate resolution of the Cheyenne litigation, the pending Internal Revenue Service's examination of certain other tax returns of the Company, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 222 million tons of coal reserves. In the three months ended March 31, 1999, the Company sold approximately 1.3 million tons of coal, approximately 78% of which was generated from captive production, with the remainder purchased from other coal mine operators. During the three months ended March 31, 1999, approximately 88% of the tonnage was sold to eight long-term sales contract customers, with the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities, an international government-owned utility and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. The Company's long-term sales contract with Taiwan Power Company expires in 1999, and the Company expects that it will not be renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        1999           1998
                                                        ----           ----
OPERATING DATA:
Revenues                                                100.0%         100.0%
Operating expenses:
  Cost of sales                                          87.4           91.8
  Selling, general and administrative                     3.1            2.8
                                                        -----          -----
Operating income                                          9.5            5.4

  Interest expense                                        6.1            4.3
  Interest income                                        (1.4)          (0.9)
  Other (income) expense                                  0.1           (1.4)
                                                        -----          ------
Income from continuing operations before
  income taxes                                            4.7            3.4

  Provision for income taxes                              1.0            1.1
                                                        -----          -----

Net income                                                3.7%           2.3%
                                                        =====          =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Coal sales. Coal sales revenues were $37,002,000 for the three months ended March 31, 1999 compared to $37,659,000 for the three months ended March 31, 1998, a decrease of 1.7%. Although overall coal sales volume increased to 1,323,000 tons for the three months ended March 31, 1999 from 1,286,000 tons for the three months ended March 31, 1998, the decreased revenue is primarily attributable to timing on the shipments to an international government-owned foreign utility with which the Company has a long-term sales contract which expires in 1999. Sales prices on this contract are higher than domestic sales prices because they include the additional cost of transportation and handling included with international shipments. Management expects the 1999 tonnage shipped to this customer to be below the level shipped in 1998, primarily attributable to the fact that 174,000 tons were pre-shipped in 1998 at this customer's request and the 1999 contract tonnage was reduced by 265,000 tons in connection with the settlement of the 1999 price at the same price as 1998.

         Coal leasing. Coal leasing revenues were $1,781,000 for the three months ended March 31, 1999 compared to $1,575,000 for the three months ended March 31, 1998, an increase of 13.1%. The increase in revenue is primarily attributable to the increased production from the lessee mines which was 884,000 tons for the three months ended March 31, 1999 compared to 751,000 for the three months ended March 31, 1998, an increase of 17.7%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the three months ended March 31, 1999 and 1998. Other revenues were $643,000 for the three months ended March 31, 1999 compared to $1,314,000 for the three months ended March 31, 1998, a decrease of 51.1%. This decrease is primarily attributed to a reduction in the volume of the Company's cotton sales. Cotton sales are made as a service to the customer (for little or no direct profit) and vary from year to year depending on the demand for this service from the Company's customers.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $32,821,000 for the three months ended March 31, 1999 compared to $35,159,000 for the three months ended March 31, 1998, a decrease of 6.7%. This decrease resulted primarily from reduced costs (on a per-ton basis) in the Company's production due to efficiency gains in the mining operations and favorable mining conditions and reduced shipping costs due to a lower volume of international shipments.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $993,000 for the three months ended March 31, 1999 compared to $892,000 for the three months ended March 31, 1998, an increase of 11.3%. The increase primarily resulted from an increase in the volume of coal mined by lessees.

         Cost of sales-Other. Cost of other revenues were $632,000 for the three months ended March 31, 1999 compared to $1,172,000 for the three months ended March 31, 1998, a decrease of 46.1%. This decrease is primarily related to decreases in the sale of cotton as discussed above.

OTHER

         Selling, general and administrative expenses totaled $1,231,000 for the three months ended March 31, 1999 compared to $1,146,000 for the three months ended March 31, 1998, an increase of $85,000. Selling, general and administrative expenses were 3.1% and 2.8% of revenues for the three months ended March 31, 1999 and 1998, respectively.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $7,336,000 for the three months ended March 31, 1999 compared to $5,740,000 for the three months ended March 31, 1998, an increase of 27.8%. This increase is primarily attributable to reduced mining costs at the Company's operations.

         Interest expense totaled $2,403,000 for the three months ended March 31, 1999 compared to $1,746,000 for the three months ended March 31, 1998, an increase of 37.6%. This primarily resulted from the additional interest related to the issuance of $100,000,000 of 9 7/8% Senior Notes due on June 8, 1998 which refinanced certain previously existing debt of the Company.

         Interest income totaled $576,000 for the three months ended March 31, 1999 compared to $386,000 for the three months ended March 31, 1998, an increase of 49.2%. This primarily resulted from the additional cash temporarily invested and earning interest due to proceeds received from the issuance of the Senior Notes. The Company intends to use this temporarily invested cash to fund a portion of the capital expenditures expected to be incurred at the Fork Creek operations, a new coal operation expected to begin production in 2000.

         Other income was a loss of $55,000 for the three months ended March 31, 1999 compared to income of $565,000 for the three months ended March 31, 1998. The income for the first quarter of 1998 was primarily related to the Company's share of income from International Marine Terminals from its sale of certain equipment.

         Income taxes were $397,000 for the three months ended March 31, 1999 compared to $436,000 for the three months ended March 31, 1998, a decrease of 8.9%. The reduction in the effective rate from 32% in the first quarter of 1998 to 22% for the first quarter of 1999 results primarily from the favorable impact of the permanent difference in tax over book depletion expense in relation to the amount of pretax income.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings issued the Senior Notes (the "Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At March 31, 1999, the Company had total indebtedness including capital leases and current maturities of $107,183,000. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

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

         For the quarter ended March 31, 1999, the Company made capital expenditures of $5,467,000 (including those attributable to the Fork Creek development of $2,921,000, which includes capitalized interest of $501,000 and capitalized general and administrative expenditures of $549,000). The Company's budget for 1999 capital expenditures is approximately $66,000,000 (including Fork Creek expenditures of $53,000,000, which includes capitalized interest of $4,500,000 and capitalized general and administrative expenditures of $2,000,000). Of the $93,000,000 of anticipated capital expenditures for 1999 and 2000 combined, approximately $29,000,000 relates to new mining equipment for the Fork Creek mines and $42,000,000 relates to the costs for a preparation plant, rail-loading facility, shaft and slope access to an underground coal mine, certain mining equipment, and other costs associated with the development of the Fork Creek property. The Company expects to fund its budgeted capital expenditures through a combination of proceeds from the issuance of the Senior Notes, borrowings or leases from equipment finance companies, borrowings under the New Credit Facility and cash currently on hand or generated from operations.

         The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash on hand, cash generated from operations or sales of other assets, proceeds from the issuance of the Senior Notes, borrowings under the New Credit Facility, additional external debt financing (including seller-financing) or capital leases. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or at all.

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

         Net cash generated by operating activities was $3,566,000 for the three months ended March 31, 1999 compared to net cash used by operating activities of $165,000 for the three months ended March 31, 1998. The $3,731,000 increase in cash flow from operating activities is primarily related to operational efficiencies at the Company's mining operations and improved cash flow related to the change in interest payment terms from monthly under its previous debt structure to semi-annually on the Senior Notes.

         Net cash used by investing activities was $5,399,000 for the three months ended March 31, 1999 compared to $601,000 for the three months ended March 31, 1998. The $4,798,000 increase is primarily the result of increased capital expenditures of $4,236,000 for the three months ended March 31, 1999 primarily due to capitalized costs for development of the Fork Creek operation.

         Net cash used for financing activities of $840,000 for the three months ended March 31, 1999 reflects a decrease of $2,049,000 over the $2,889,000 used in the three months ended March 31, 1998. The decrease in net cash used for financing activities resulted primarily from the non-amortizing nature of the Senior Notes.

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

         On October 2, 1998, a jury verdict was rendered in the Cheyenne litigation in the amount of $9.5 million against the Company's Elk Horn subsidiary. Elk Horn Coal has appealed the verdict on liability. At present, Elk Horn Coal's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of the Cheyenne litigation verdicts on appeal. However, because the Cheyenne litigation is on appeal in the Commonwealth of Kentucky Court of Appeals, its ultimate resolution is not determinable at this time and as a result, the Company cannot access whether an adverse resolution of this matter would have a material adverse impact on the Company's cash flow and results of operations. See "Part II - OTHER INFORMATION,
Item 1. LEGAL PROCEEDINGS" and "NOTE 8 - GUARANTIES, COMMITMENTS AND CONTINGENCIES" to the Notes to Consolidated Financial Statements contained herein.

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $10,237,000 (which is net of a reduction in December 1998 for the January 1999 settlement of the Company's 1982-1989 tax court matter) plus accrued dividends of $12,925,000 will be due in January 2006, if not reduced by additional tax related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

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

         Financial and Administrative Systems. The Company's Financial and Administrative Systems include various financial, office automation and engineering software, as well as building and telecommunications systems. The Company has purchased and is in the process of customizing a new coal inventory costing system which is expected to be Year 2000 capable. Implementation is scheduled for the third quarter of 1999. A significant module of the overall accounting system is the Purchase Management System which integrates with the accounts payable system. The software vendor has delivered a version of the Purchase Management System which the vendor has represented to the Company as Year 2000 compliant. It is expected that this version will be installed during the second quarter of 1999. The Company believes that all other financial software and the office automation and engineering software is Year 2000 capable. In the first quarter of 1999, the Company's headquarters upgraded its HVAC and security systems to systems that are Year 2000 capable. A new phone system at the Company's headquarters was installed in the first quarter of 1999. The vendor has represented the phone system to be Year 2000 compliant.

         Process Control Systems. In its review of Year 2000 issues, the Company has identified the following Process Control Systems as being production critical: Coal Preparation Plant Control System; Truck Scale System; Barge Loading System; Sampling Systems; and Heavy Equipment Control Systems. The Company has received assurances from the vendors of the Coal Preparation Plant Control System, the Truck Scale System, the Barge Loading System, and the Sampling System that their products are Year 2000 compliant. The Company is in the process of evaluating the heavy equipment control systems, but based upon initial indications received, the Company does not anticipate any Year 2000 related issues relating to the heavy equipment control systems.

         Vendors and Customers. The Company has surveyed its suppliers and customers that have been identified as critical to business operations. The Company is in the process of evaluating the results of these surveys. Should those responses to Year 2000 capabilities be unsatisfactory, the Company intends to change suppliers, service providers or contractors as needed.

Company's Costs

         It is estimated that the costs of the Company's Year 2000 efforts will be approximately $200,000, of which $113,000 has been spent to date. The Company believes that these costs would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which will be capitalized. These estimates do not include the costs of implementing contingency plans or internal costs associated with the continuing review of Year 2000 issues.

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

Contingency Plan

         The Company currently has operational contingency plans in place, however management is reviewing those plans and will expand or update them as needed in relation to Year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against The Elk Horn Coal Corporation ("Elk Horn", a wholly owned subsidiary of the Company), on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn. Elk Horn has appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. Currently, the case is in appeals in the State of Kentucky Court of appeals. However, the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

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

         Dated May 12, 1999

                                 PEN HOLDINGS, INC.


                                 By: /s/ William E. Beckner
                                     -------------------------------------------
                                     William E. Beckner
                                     President and Chief Executive Officer


                                 By: /s/ Mark A. Oldham
                                     -------------------------------------------
                                     Mark A. Oldham
                                     Senior Vice President, Secretary, Treasurer
                                     and Chief Financial Officer