Form 10-Q
period 1999-06-30
PEN HOLDINGS INC
filed 1999-08-13
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  JUNE 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of August 13, 1999: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
    Consolidated Balance Sheet - June 30, 1999 and December 31, 1998                                                   1
    Consolidated Statement of Income - Three Months Ended  June 30, 1999 and 1998
        and Six Months Ended June 30, 1999 and 1998                                                                    2
    Consolidated Statement of Changes In Shareholders' Equity                                                          3
    Consolidated Statement of Cash Flows - Six Months Ended June 30, 1999 and 1998                                     4
    Notes to Consolidated Financial Statements                                                                         5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          8
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                    14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                             15
Item 2. Changes in Securities and Use of Proceeds                                                                     15
Item 3. Defaults Upon Senior Securities                                                                               15
Item 4. Submission of Matters to a Vote of Security Holders                                                           15
Item 5. Other Information                                                                                             15
Item 6. Exhibits and Reports on Form 8-K                                                                              15

Signatures                                                                                                            16



                                       I

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     1999         1998
                                                                                   --------     --------
                                                                                  (UNAUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents ..................................................     $ 10,021     $ 21,012
  Accounts receivable (net of allowance for doubtful accounts of
    $573 and $558 respectively)...............................................       20,450       17,970

  Inventories ................................................................        5,230        3,620
  Deferred income taxes ......................................................        1,436        1,435
  Other assets ...............................................................        1,539        1,859
                                                                                   --------     --------
   Total current assets ......................................................       38,676       45,896

  Investment in unconsolidated affiliated companies ..........................        4,072        4,559
  Coal reserves and mine development costs, net ..............................      133,972      135,487
  Property, plant and equipment, net .........................................       47,774       38,832
  Long-term investments ......................................................       15,042       14,445
  Other assets ...............................................................        3,852        4,608
                                                                                   --------     --------
                                                                                   $243,388     $243,827
                                                                                   ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .......................................     $    108     $    104
  Current maturities of capital leases .......................................        1,604        2,354
  Accounts payable ...........................................................        8,161        7,251
  Accrued expenses ...........................................................        5,176        6,951
  Income taxes payable .......................................................          568        1,393
                                                                                   --------     --------
   Total current liabilities .................................................       15,617       18,053

  Long-term debt .............................................................      103,251      103,267
  Long-term capital leases ...................................................        1,599        2,278
  Deferred income taxes ......................................................       55,744       56,806
  Other liabilities ..........................................................        3,704        3,485
                                                                                   --------     --------
   Total liabilities .........................................................      179,915      183,889
                                                                                   --------     --------
Mandatorily redeemable preferred stock .......................................       14,761       14,115

Guaranties, commitments and contingencies (Note 8)

Shareholders' equity:
  Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
   shares issued and outstanding .............................................           43           43
  Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
   shares issued and outstanding .............................................            2            2
  Additional  paid-in capital ................................................           19           19
  Retained earnings ..........................................................       48,648       45,759
                                                                                   --------     --------
   Total shareholders' equity ................................................       48,712       45,823
                                                                                   --------     --------
                                                                                   $243,388     $243,827
                                                                                   ========     ========


The accompanying notes are an integral part of these financial statements.

                                                PEN HOLDINGS, INC.

                                         CONSOLIDATED STATEMENT OF INCOME
                                                  (in thousands)

                                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE  30,               JUNE  30,
                                                                      --------------------    --------------------
                                                                        1999        1998        1999        1998
                                                                      --------    --------    --------    --------
                                                                          (UNAUDITED)             (UNAUDITED)

Revenues ..........................................................   $ 45,108    $ 38,293    $ 84,534    $ 78,841
Operating expenses:
   Cost of sales ..................................................     39,190      34,874      73,636      72,097
   Selling, general and administrative ............................      1,304       1,103       2,535       2,249
                                                                      --------    --------    --------    --------
Operating income ..................................................      4,614       2,316       8,363       4,495

Other (income) expense:
   Interest expense ...............................................      2,209       1,866       4,612       3,612
   Interest income ................................................       (511)       (410)     (1,087)       (796)
   Other ..........................................................        345          44         400        (521)
                                                                      --------    --------    --------    --------
Income from continuing operations before income taxes .............      2,571         816       4,438       2,200
Provision for income taxes ........................................        506         285         903         721
                                                                      --------    --------    --------    --------
Income before extraordinary item ..................................      2,065         531       3,535       1,479
Extraordinary item - loss related to early retirement of debt, less applicable  income  tax credits of $962 in the three months
     and six months ended  June 30, 1998 ..........................         --      (1,866)         --      (1,866)
                                                                      --------    --------    --------    --------
Net income (loss) .................................................      2,065      (1,335)      3,535        (387)
Accretion of mandatorily redeemable preferred stock ...............        324         431         646         862
                                                                      --------    --------    --------    --------
Net income (loss) available to common shareholders ................   $  1,741    ($ 1,766)   $  2,889    ($ 1,249)
                                                                      ========    ========    ========    ========












   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                           CLASS I                 CLASS II
                                        COMMON STOCK             COMMON STOCK      ADDITIONAL
                                  -----------------------      ------------------   PAID-IN   RETAINED
                                     SHARES       AMOUNTS      SHARES     AMOUNTS   CAPITAL   EARNINGS     TOTAL
                                  ----------      -------      -------    -------   -------   --------    -------
Balance at December 31, 1998       4,290,000      $    43      177,550     $   2     $ 19     $45,759     $45,823

Accretion of redeemable
preferred stock (unaudited) .           (646)        (646)
Net income (loss) (unaudited)          3,535        3,535
                                  ----------      -------      -------     -----     ----     -------     -------
Balance at June 30, 1999
  (unaudited) ...............      4,290,000      $    43      177,550     $   2     $ 19     $48,648     $48,712
                                  ==========      =======      =======     =====     ====     =======     =======







   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999        1998
                                                                          --------    --------
                                                                              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................   $  3,535    $   (387)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .........................      7,381       7,208
     Equity in net loss (income) of affiliates ........................        579        (384)
     Deferred income taxes ............................................     (1,063)       (373)
     Gain on sale of equipment ........................................       (257)        (39)
     Interest income on long-term investments .........................       (597)       (549)
     Extraordinary item, net of tax ...................................         --       1,866
                                                                          --------    --------
Cash generated from operations, before changes in assets and
  liabilities .........................................................      9,578       7,342

Changes in assets and liabilities:
     Accounts receivable ..............................................     (2,484)      2,205
     Inventories ......................................................     (1,610)     (1,839)
     Accounts payable and accrued expenses ............................     (1,690)     (1,609)
     Other ............................................................        901      (2,844)
                                                                          --------    --------
     Net cash provided  by operating  activities ......................      4,695       3,255
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................    (14,620)     (3,963)
  Proceeds from sale of equipment .....................................        414          73
  Distributions from affiliated companies .............................         --         880
                                                                          --------    --------
  Net cash used by investing activities ...............................    (14,206)     (3,010)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES: .................................         --
  Proceeds from issuance of bonds .....................................         --      99,216
  Buyout of stock warrants ............................................         --      (3,000)
  Accretion of stock warrants .........................................         --          73
  Amortization of original issue discount .............................         --         227
  Repayment of long-term debt .........................................        (51)    (77,053)
  Repayment of capital leases .........................................     (1,429)     (2,137)
                                                                          --------    --------
  Net cash provided (used) by financing activities ....................     (1,480)     17,326
                                                                          --------    --------
  Net increase (decrease) in cash .....................................    (10,991)     17,571

  Cash and cash equivalents at beginning of period ....................     21,012       6,151
                                                                          --------    --------

  Cash and cash equivalents at end of period ..........................   $ 10,021    $ 23,722
                                                                          ========    ========







   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

      Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (references to "the Company" are to Pen Holdings and its consolidated subsidiaries) are primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company's coal reserves and mining operations are in Kentucky and West Virginia. The Company also processes, warehouses, and sells cotton and cottonseed.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Investments in affiliated enterprises in which the Company owns less than a controlling interest are presented under the equity basis of accounting representing the Company's investment in affiliates, reduced by goodwill amortization and increased (decreased) by the Company's proportionate equity in net income (losses) of the unconsolidated affiliates.

INTERIM FINANCIAL INFORMATION

      The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998, which are included in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 24, 1999. The results of operations for the three or six month periods are not necessarily indicative of results for the full year.

      In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of June 30, 1999, its results of operations for three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998.

NOTE 3-INVENTORIES:

    Inventories consist of the following (in thousands):

                                               JUNE 30,     DECEMBER 31,
                                                 1999           1998
                                              ---------      ---------

         Coal ...........................     $   4,805      $   3,003
         Cottonseed .....................           425            617
                                              ---------      ---------
                                              $   5,230      $   3,620
                                              =========      =========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

    Coal reserves and mine development costs consist of the following (in thousands):

                                               JUNE 30,     DECEMBER 31,
                                                 1999           1998
                                              ---------      ---------

         Coal reserves ..................     $ 147,663      $ 147,953
         Fork Creek reserve holding costs         2,320          1,173
         Mine development costs .........        10,857         11,014
                                              ---------      ---------
                                                160,840        160,140
         Accumulated depletion ..........       (26,868)       (24,653)
                                              ---------      ---------
                                              $ 133,972      $ 135,487
                                              =========      =========

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

                                               JUNE 30,     DECEMBER 31,
                                                 1999           1998
                                              ---------      ---------
         Machinery and equipment ........     $  55,791      $  52,045
         River terminals ................        11,508         11,508
         Buildings ......................         5,606          5,533
         Coal preparation plant .........         6,617          6,563
         Cotton gins and warehouses .....         1,368          1,368
         Fork Creek mine development costs        9,507          2,230
         Other ..........................         3,674          3,210
                                              ---------      ---------
                                                 94,071         82,457
         Accumulated depreciation .......       (46,297)       (43,625)
                                              ---------      ---------
                                              $  47,774      $  38,832
                                              =========      =========

NOTE 6-REVOLVING LINES OF CREDIT:

    The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 6.72% at June 30, 1999) or the lender's prime lending rate (an effective rate of 8.25% at June 30, 1999). These agreements contain minimum operating and financial ratios and covenants as defined in the agreements.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                             JUNE 30,          DECEMBER 31,
                                                                                               1999                1998
                                                                                            -----------        -----------
                                                                                          (IN THOUSANDS)      (IN THOUSANDS)
Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes.........................        99,300            99,262

Notes payable secured by a lien on an office building which serves as the Company's headquarters, with a net book value of $2,991,000 at June 30, 1999, payable in monthly installments of $37,000 through 2016. Interest included in

   the monthly installments is a fixed rate of 8.33% ...................................         4,059             4,109
                                                                                             ---------         ---------

Total long-term debt ...................................................................       103,359           103,371

Current maturities of long-term debt ...................................................          (108)             (104)
                                                                                             ---------         ---------
                                                                                             $ 103,251         $ 103,267
                                                                                             =========         =========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the six months ended June 30, 1999.

NOTE 8-GUARANTIES, COMMITMENTS AND CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Cheyenne litigation, the pending Internal Revenue Service's examination of certain other tax returns of the Company, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in Pen Holdings' annual report on Form 10-K for the year ended December 31, 1998, filed with the U.S. Securities and Exchange Commission on March 24, 1999. See "ITEM 1. BUSINESS-RISK FACTORS". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 220 million tons of coal reserves, of which management believes 90% is owned in fee. In the three months and six months ended June 30, 1999, the Company sold approximately 1,532,000 and 2,855,000 tons of coal, respectively, approximately 84.5% and 81.6% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and six months ended June 30, 1999, approximately 78.3% and 70.1% of the tonnage was sold to eight long-term sales contract customers, with most of the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities, an international government-owned utility and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. The Company's long-term sales contract with Taiwan Power Company expires in 1999. This contract provided revenue of $12,763,000 and a gross profit of $1,273,000 for the six months ended June, 1999. The Company expects that this contract will not be renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources.

         The Company also generates revenues by leasing portions of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases varies from five years to the life of the reserves. A minimum advance annual royalty is required whether or not the property is mined. Such minimum royalty can be recouped by the lessee as a credit against royalties owed on production if such production is within a specified period of time after a minimum advance royalty is paid.

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

         The Company's costs related to contract mining fees have historically varied due to the level of contract mining production, the quantity and quality of tonnage purchased and spot market coal prices. The Company's cost of sales related to its lease operations consist primarily of depletion and administrative costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                             -------------------       -------------------
                                              1999         1998         1999         1998
                                             ------       ------       ------       ------
Revenues ...............................      100.0%       100.0%       100.0%       100.0%
Operating expenses:
  Cost of sales ........................       86.9         91.1         87.1         91.4
  Selling, general and administrative ..        2.9          2.9          3.0          2.9
                                             ------       ------       ------       ------
Operating income .......................       10.2          6.0          9.9          5.7
  Interest expense .....................        4.9          4.9          5.5          4.6
  Interest income ......................       (1.1)        (1.1)        (1.3)        (1.0)
  Other (income) expense ...............        0.7          0.1          0.5         (0.7)
                                             ------       ------       ------       ------
Income from continuing operations before
  income taxes .........................        5.7          2.1          5.2          2.8
  Provision for income taxes ...........        1.1          0.7          1.0          0.9
                                             ------       ------       ------       ------
Income before extraordinary
  item .................................        4.6          1.4          4.2          1.9
Extraordinary item, net of taxes .......        0.0         (4.9)        (2.4)         0.0
                                             ------       ------       ------       ------

                                                                       ------       ------
Net income .............................        4.6%        (3.5)%        4.2%        (0.5%)
                                             ======       ======       ======       ======


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

REVENUES

         Coal sales. Coal sales revenues were $42,542,000 for the three months ended June 30, 1999 compared to $35,771,000 for the three months ended June 30, 1998, an increase of 18.9%. The increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume increased to 1,532,000 tons for the three months ended June 30, 1999 from 1,211,000 tons for the three months ended June 30, 1998, an increase of 26.5%. The increase is primarily attributable to the commencement of shipments on two new contracts that were signed in the fourth quarter of 1998.

         Coal leasing. Coal leasing revenues were $1,991,000 for the three months ended June 30, 1999 compared to $1,792,000 for the three months ended June 30, 1998, an increase of 11.1%. The increase is primarily attributable to an increase in the volume of production from lessees. Production from lessees' mining operations was 884,000 tons for the three months ended June 30, 1999 compared to 628,000 for the three months ended June 30, 1998, an increase of 40.9%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the three months ended June 30, 1999 and for the three months ended June 30, 1998. Other revenues were $575,000 for the three months ended June 30, 1999 compared to $730,000 for the three months ended June 30, 1998, a decrease of 21.3%. This decrease is primarily attributable to a reduction in revenue from cotton sales. Cotton sales are offered as a service to the Company's ginning customers and vary from year to year, depending on the demand for this service from the Company's customers.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $37,641,000 for the three months ended June 30, 1999 compared to $33,476,000 for the three months ended June 30, 1998, an increase of 12.4%. This increase resulted primarily from an increase of 26.5% in tons sold, partially offset by reduced costs (on a per-ton basis) in the Company's production due primarily to efficiency gains in the mining operations and favorable mining conditions.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $1,096,000 for the three months ended June 30, 1999 compared to $785,000 for the three months ended June 30, 1998, an increase of 39.6%. The increase primarily resulted from an increase in the volume of coal mined by lessees.

         Cost of Sales-Other. Cost of other revenues were $453,000 for the three months ended June 30, 1999 compared to $613,000 for the three months ended June 30, 1998, a decrease of 26.1%. This decrease is primarily related to decreases in the sale of the Company's cotton as discussed above.

OTHER

         Selling, general and administrative expenses totaled $1,304,000 for the three months ended June 30, 1999 compared to $1,103,000 for the three months ended June 30, 1998, an increase of 18.2%. Selling, general and administrative expenses were 2.9% of revenues for the three months ended June 30, 1999 and 1998.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $8,409,000 for the three months ended June 30, 1999 compared to $5,956,000 for the three months ended June 30, 1998, an increase of 41.2%. This increase is primarily attributable to increased coal shipments and reduced mining costs at the Company's operations.

         Interest expense totaled $2,209,000 for the three months ended June 30, 1999 compared to $1,866,000 for the three months ended June 30, 1998, an increase of 18.4%. This primarily resulted from the additional interest related to the issuance of $100,000,000 in principal amount of 9-7/8% Senior Notes due 2008 (the "Senior Notes") on June 8, 1998.

         Interest income totaled $511,000 for the three months ended June 30, 1999 compared to $410,000 for the three months ended June 30, 1998, an increase of 24.6%. This primarily resulted from the additional cash temporarily invested and earning interest due to proceeds received from the issuance of the Senior Notes. The Company is using this cash to fund a portion of the capital expenditures being incurred at the Fork Creek operations, the new development expected to begin production by the first quarter of the year 2000.

         Other expense was $345,000 for the three months ended June 30, 1999 compared to $44,000 for the three months ended June 30, 1998. Other expense for the three months ended June 30, 1999 and June 30, 1998 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River. The loss at IMT for the three months ended June 30, 1999 was greater than the loss for the same period in 1998, primarily due to business interruption expenses resulting from a collision of a third party vessel into the IMT facility. The first five days of interrupted service is part of the facility's deductible on its business interruption insurance and is an uninsured expense that must be claimed against the vessel owner.

         Income taxes were $506,000 for the three months ended June 30, 1999 compared to $285,000 for the three months ended June 30, 1998, an increase of 77.5%. The increase is a result of higher income in the three months ended June 30, 1999 than in the three months ended June 30, 1998. The reduction in the effective tax rate from 34.9% for the three months ended June 30, 1998 to 19.7% for the three months ended June 30, 1999 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pre-tax income.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         Coal sales. Coal sales revenues were $79,544,000 for the six months ended June 30, 1999 compared to $73,430,000 for the six months ended June 30, 1998, an increase of 8.3%. This increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume was 2,855,000 tons for the first six months of 1999 compared to 2,497,000 tons for the first six months of 1998, an increase of 14.3%. The increased volume is primarily attributable to the commencement of shipments on two new contracts that were signed in the fourth quarter of 1998.

         Coal leasing. Coal leasing revenues were $3,704,000 for the six months ended June 30, 1999 compared to $3,367,000 for the six months ended June 30, 1998, an increase of 10.0%. The increase is primarily attributable to an increase in the volume of production from lessees. Production from the Company's lessees was 1,734,000 tons for the six months ended June 30, 1999 compared to 1,379,000 for the six months ended June 30, 1998, an increase of 25.8%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing, and sales of cottonseed for the six months ended June 30, 1999 and for the six months ended June 30, 1998. Other revenues were $1,286,000 for the six months ended June 30, 1999 compared to $2,044,000 for the six months ended June 30, 1998, a decrease of 37.1%. The decrease is primarily attributable to a reduction in revenue from cotton sales. Cotton sales are offered as a service to the Company's ginning customers and vary from year to year depending on the demand for this service from the Company's customers.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $70,462,000 for the six months ended June 30, 1999 compared to $68,634,000 for the six months ended June 30, 1998, an increase of 2.7%. This increase resulted primarily from an increase of 14.3% in tons sold, partially offset by reduced costs (on a per ton basis) in the Company's production due to efficiency gains in the mining operations and favorable mining conditions.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $2,088,000 for the six months ended June 30, 1999 compared to $1,677,000 for the six months ended June 30, 1998, an increase of 24.5%. This increase resulted from an increase in coal mined by the Company's lessees.

         Cost of sales-Other. Cost of other revenues were $1,086,000 for the six months ended June 30, 1999 compared to $1,786,000 for the six months ended June 30, 1998, a decrease of 39.2%. The decrease is primarily attributable to a decreased volume of cotton and cottonseed sales.

OTHER

         Selling, general and administrative expenses totaled $2,535,000 for the six months ended June 30, 1999 compared to $2,249,000 for the six months ended June 30, 1998, an increase of 12.7%. Selling, general, and administrative expenses were 3.0% of revenues for the six months ended June 30, 1999 and 2.9% of revenues for the six months ended June 30, 1998.

         As a result, EBITDA totaled $15,745,000 for the six months ended June 30, 1999 compared to $11,696,000 for the six months ended June 30, 1998, an increase of 34.6%. This increase is primarily attributable to increased coal shipments and reduced mining costs at the Company's operations.

         Interest expense totaled $4,612,000 for the six months ended June 30, 1999 compared to $3,612,000 for the six months ended June 30, 1998, an increase of 27.7%. This primarily resulted from the additional interest related to the issuance of the Senior Notes due 2008.

         Interest income totaled $1,087,000 for the six months ended June 30, 1999 compared to $796,000 for the six months ended June 30, 1998, an increase of 36.6%. This primarily resulted from the additional cash temporarily invested and earning interest due to proceeds received from the issuance of the Senior Notes. The Company is using this cash to fund a portion of the capital expenditures being incurred at the Fork Creek operations, the new development expected to begin production by the first quarter of the year 2000.

         Other income (expense) was $400,000 of expense for the six months ended June 30, 1999 compared to $521,000 of income for the six months ended June 30, 1998. Other expense for the six months ended June 30, 1999 was related primarily to the Company's share of the loss of its one-third partnership interest in International Marine Terminals (IMT). Other income for the six months ended June 30, 1998 was primarily attributed to a gain on the sale of certain mining equipment and income that resulted from a U.S. Supreme Court ruling relating to the Coal Industry Retiree Health Benefit Act (CIRHBA) which was favorable to coal producers like the Company.

         Income taxes were $903,000 for the six months ended June 30, 1999 compared to $721,000 for the six months ended June 30, 1998, an increase of 25.2%. The increase is a result of higher net income in the six months ended June 30, 1999. The reduction in the effective tax rate from 32.7% for the six months ended June 30, 1998 to 20.3% for the six months ended June 30, 1999 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pre-tax income.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued the $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 (the "Offering"). On December 4, 1998, the Company exchanged all of these privately placed senior notes for the senior notes which are substantially identical to the privately placed notes in all material respects. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At June 30, 1999, the Company had total indebtedness of $106,562,000, including capital leases and current maturities. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The current grid spread is 1.50% above LIBOR and .5% above Prime Rate. The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants, that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

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

         For the six months ended June 30, 1999, the Company made capital expenditures of $14,620,000 (including those attributable to the Fork Creek development of $8,092,000, which includes capitalized interest of $1,093,000). The Company's budget for 1999 capital expenditures is approximately $66,000,000 (including Fork Creek expenditures of $53,000,000, which includes capitalized interest of $4,500,000). Of the $93,000,000 of anticipated capital expenditures for 1999 and 2000 combined, approximately $29,000,000 relates to new mining equipment for the Fork Creek mines and $42,000,000 relates to the costs for a preparation plant, rail-loading facility, shaft and slope access to an underground coal mine, certain mining equipment, and other costs associated with the development of the Fork Creek property. The Company expects to fund its budgeted capital expenditures through a combination of proceeds from the issuance of the Senior Notes, borrowings or leases from equipment finance companies, borrowings under the Credit Facility and cash currently on hand or generated from operations.

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

         Net cash generated by operating activities was $4,695,000 for the six months ended June 30, 1999 compared to $3,255,000 for the six months ended June 30, 1998. The $1,440,000 increase in cash flow from operating activities is primarily related to operational efficiencies at the Company's mining operations and improved cash flow related to the change in interest payment terms from monthly under its previous debt structure to semi-annually on the Senior Notes.

         Net cash used by investing activities was $14,206,000 for the six months ended June 30, 1999 compared to $3,010,000 for the three months ended June 30, 1998. The $11,196,000 increase is primarily the result of increased capital expenditures, $7,233,000 of which was related to construction costs for development of the Fork Creek operation. Additionally, to date, the Company spent $1,654,000 to purchase high wall mining equipment. This equipment was put into production in the last week of June.

         Net cash used for financing activities of $1,480,000 for the six months ended June 30, 1999 reflects a decrease of $18,806,000 over the $17,326,000 provided from financing activities in the six months ended June 30, 1998. The net cash provided in 1998 resulted from net borrowings of approximately $18,100,000 under the Senior Notes which is being used primarily for funding a portion of the development of the Fork Creek property.

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

         On October 1, 1998, a jury awarded damages in the amount of $9.5 million against the Company's Elk Horn subsidiary in the Cheyenne litigation. Elk Horn Coal has appealed the verdict on liability. At present, Elk Horn Coal's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of the Cheyenne litigation verdicts on appeal. Currently, the case is in appeals in the Commonwealth of Kentucky Court of Appeals. However, its ultimate resolution is not determinable at this time and as a result, the Company cannot determine whether an adverse resolution of this matter would have a material adverse impact on the Company's financial position and results of operations. See "Part II - OTHER INFORMATION, Item 1. LEGAL PROCEEDINGS" and ["NOTE 8 - GUARANTIES, COMMITMENTS AND CONTINGENCIES] to the Notes to Consolidated Financial Statements contained herein.

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

State of Readiness of the Company's Internal Systems

         The Company began addressing Year 2000 issues in 1989 with its purchase of a Year 2000 compliant accounting software system. In 1997, an internal committee of the Company was formed to review the following areas that may be impacted adversely by Year 2000 issues: Information Systems Infrastructure; Financial and Administrative Systems; Process Control Systems; and Vendors and Customers.

         The Company has a program in place designed to achieve Year 2000 capability in time to test the Company's systems and minimize significant effects on the Company's business operations and financial and administrative transactions.

         Information Systems Infrastructure. With respect to its Information Systems Infrastructure, the Company believes that, with the exception of the network operating system which provides file and print services to the Company's network users, all hardware, software and operating systems are Year 2000 compliant. The Company anticipates upgrading or replacing this network operating system by the end of the third quarter of 1999.

         Financial and Administrative Systems. The Company's Financial and Administrative Systems include various financial, office automation and engineering software, as well as building and telecommunications systems. The Company has purchased and is in the process of customizing a new coal inventory costing system which is expected to be Year 2000 compliant. Implementation is scheduled for October of 1999. A significant module of the overall accounting system is the Purchase Management System which integrates with the accounts payable system. The software vendor has delivered a version of the Purchase Management System which the vendor has represented to the Company as Year 2000 compliant. This version was installed in July 1999. The Company believes that all other financial software and the office automation and engineering software are Year 2000 compliant. In the first quarter of 1999, the Company's headquarters upgraded its HVAC and security systems to systems that are expected to be Year 2000 compliant. A new phone system at the Company's headquarters was installed in the first quarter of 1999. The vendor has represented the phone system to be Year 2000 compliant. The Company's phone systems at its other locations are currently Year 2000 compliant or are scheduled for remediation in the third quarter of 1999.

         Process Control Systems. In its review of Year 2000 issues, the Company has identified the following Process Control Systems as being production critical: Coal Preparation Plant Control System; Truck Scale System; Barge Loading System; Sampling Systems; and Heavy Equipment Control Systems. The Company has received assurances from the vendors of the Coal Preparation Plant Control

System, the Truck Scale System, the Barge Loading System, and the Sampling System that their products are Year 2000 compliant. The Company has received assurances regarding the principal items of equipment used in its surface and underground mining operations. The Company is in the process of obtaining assurances with respect to auxilliary items of equipment used in its mining operations.

         Vendors and Customers. The Company has surveyed its suppliers and customers who have been identified as critical to business operations during the first quarter of 1999. The Company received responses from 88% of those surveyed (including its long-term sales contract customers). Favorable responses as to Year 2000 compliance were received from all of the respondents. The Company is pursuing the 12% who have not yet responded. Should responses to Year 2000 compliance be unsatisfactory, the Company will take such action as it deems appropriate, including using alternative vendors who have responded favorably. The Company is not the source of information regarding the Year 2000 compliance of software, hardware and embedded systems provided to the Company by third parties ("Third Party Information"). Such Third Party Information is based on information supplied by the Company's third party vendors of such hardware, software and embedded systems.

Company's Costs

         The Company currently estimates that its Year 2000 efforts will be approximately $300,000, of which $193,000 has been spent to date. The Company believes that the majority of these costs would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which will be capitalized. These estimates do not include the costs of implementing contingency plans or internal costs associated with the continuing review of Year 2000 issues.

Risks of the Company's Year 2000 Issues

         Although the Company expects its critical systems to be Year 2000 compliant by October of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include failure to identify vulnerable systems; possible loss of technical resources; non-compliance by third parties whose systems and operations impact the Company; and other similar uncertainties.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

RECENT DEVELOPMENT

         On August 4, 1999, the Company received a signed letter of intent for the purchase of the outstanding stock of its subsidiary, The Elk Horn Coal Corporation, for $52,500,000. The letter of intent is a non-binding expression of the parties intent and is subject to numerous conditions, including the following: (i) the completion by buyer of due diligence to its satisfaction, in its sole discretion, (ii) approval of the Boards of Directors of the buyer and the Company, (iii) the Hart-Scott-Radino Antitrust Improvements Act, (iv) approvals and/or consents of third parties, including the Company's lenders and bondholders, (v) the buyer securing necessary financing for the transaction, and
(vi) the execution of a mutually acceptable definitive purchase agreement. If these conditions are met, it is anticipated that the transaction could close on or about November 4, 1999.

         Management intends to use the proceeds from this potential sale to fund a portion of the cost for the Fork Creek development.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27  Financial Data Schedule

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated August 13, 1999

                                       PEN HOLDINGS, INC.

                                       By: /s/ William E. Beckner
                                           -------------------------------------
                                           William E. Beckner
                                           President and Chief Executive Officer

                                       By: /s/ Mark A. Oldham
                                           -------------------------------------
                                           Mark A. Oldham
                                           Senior Vice President, Secretary,
                                           Treasurer and Chief
                                           Financial Officer