Form 10-Q/A
period 1999-06-30
PEN HOLDINGS INC
filed 1999-09-13
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

          This Amendment No. 1 on Form 10-Q/A amends and restates in its entirety Pen Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999 originally filed with the Securities and Exchange Commission ("SEC") on August 13, 1999 (the "Original 10-Q") for the sole purpose of correcting two formatting errors contained in the EDGAR version of the Original 10-Q. These formatting errors were caused by the third-party filing agent who filed the Original 10-Q with the SEC. The two formatting errors were as follows:

          (1) On page 3 of the Original 10-Q, in the "Consolidated Statement Of Changes In Shareholders' Equity" table, in the line items "Accretion of redeemable preferred stock (unaudited)" and "Net income (loss) (unaudited)" under the columns under the heading "CLASS I COMMON STOCK," which are labeled "Shares" and "Amounts" the numbers "(646)" and "3,535", respectively, were erroneously inserted. There are no reportable numbers for these line items in the columns for "CLASS I COMMON STOCK -- Shares" and "CLASS I COMMON STOCK -- Amounts." The Form 10-Q/A correctly reflects that those numbers (i.e., the "(646)" and the "3,535") should correctly be inserted in both of these line items under the headings "RETAINED EARNINGS" and "TOTAL", which are the last two columns on the far right of that table; and

          (2) On page 9 of the Original 10-Q, in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the "Results of Operations" table, in the line item "Extraordinary item, net of taxes," under the "SIX MONTHS ENDED JUNE 30, 1999" the Original 10-Q reported "(2.4)" and the "SIX MONTHS ENDED JUNE 30, 1998" reported "0.0". Those two numbers were erroneously transposed, and the 10-Q/A correctly reflects that there was no "Extraordinary item, net of taxes" for the "SIX MONTHS ENDED JUNE 30, 1999" and that "Extraordinary item, net of taxes" for the "SIX MONTHS ENDED JUNE 30, 1998" was "(2.4)."

The above referenced formatting changes are the only changes that have been made in the Form 10-Q/A.

This Form 10-Q/A is being filed in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended and Pen Holdings, Inc. is relying on Rule 103 of Regulation S-T in making this amended filing.

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

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                           CLASS I                 CLASS II
                                        COMMON STOCK             COMMON STOCK      ADDITIONAL
                                  -----------------------      ------------------   PAID-IN   RETAINED
                                     SHARES       AMOUNTS      SHARES     AMOUNTS   CAPITAL   EARNINGS     TOTAL
                                  ----------      -------      -------    -------   -------   --------    -------
Balance at December 31, 1998       4,290,000      $    43      177,550     $   2     $ 19     $45,759     $45,823

Accretion of redeemable
preferred stock (unaudited)                                                                      (646)       (646)
Net income (loss) (unaudited)                                                                   3,535       3,535
                                  ----------      -------      -------     -----     ----     -------     -------
Balance at June 30, 1999
  (unaudited) ...............      4,290,000      $    43      177,550     $   2     $ 19     $48,648     $48,712
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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                             -------------------       -------------------
                                              1999         1998         1999         1998
                                             ------       ------       ------       ------
Revenues ...............................      100.0%       100.0%       100.0%       100.0%
Operating expenses:
  Cost of sales ........................       86.9         91.1         87.1         91.4
  Selling, general and administrative ..        2.9          2.9          3.0          2.9
                                             ------       ------       ------       ------
Operating income .......................       10.2          6.0          9.9          5.7
  Interest expense .....................        4.9          4.9          5.5          4.6
  Interest income ......................       (1.1)        (1.1)        (1.3)        (1.0)
  Other (income) expense ...............        0.7          0.1          0.5         (0.7)
                                             ------       ------       ------       ------
Income from continuing operations before
  income taxes .........................        5.7          2.1          5.2          2.8
  Provision for income taxes ...........        1.1          0.7          1.0          0.9
                                             ------       ------       ------       ------
Income before extraordinary
  item .................................        4.6          1.4          4.2          1.9
Extraordinary item, net of taxes .......        0.0         (4.9)         0.0         (2.4)
                                             ------       ------       ------       ------

Net income .............................        4.6%        (3.5)%        4.2%        (0.5%)
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27  Financial Data Schedule

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated September 10, 1999

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