Form 10-Q
period 1999-09-30
PEN HOLDINGS INC
filed 1999-11-15
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of November 15, 1999: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
    Consolidated Balance Sheet - September 30, 1999 and December 31, 1998                                 1
    Consolidated Statement of Income - Three Months Ended September 30, 1999 and 1998
        and Nine Months Ended September 30, 1999 and 1998                                                 2
    Consolidated Statement of Changes In Shareholders' Equity                                             3
    Consolidated Statement of Cash Flows - Nine Months Ended September 30, 1999 and 1998                  4
    Notes to Consolidated Financial Statements                                                            5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             8
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                       14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                15
Item 2. Changes in Securities and Use of Proceeds                                                        15
Item 3. Defaults Upon Senior Securities                                                                  15
Item 4. Submission of Matters to a Vote of Security Holders                                              15
Item 5. Other Information                                                                                15
Item 6. Exhibits and Reports on Form 8-K                                                                 16

Signatures                                                                                               17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1999             1998
                                                                                       --------         --------
                                                                                     (UNAUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents ..................................................         $  2,297         $ 21,012
  Accounts receivable (net of allowance for doubtful accounts of $589 and $558           21,840           17,970
    respectively)
  Inventories ................................................................            4,620            3,620
  Deferred income taxes ......................................................            1,435            1,435
  Other assets ...............................................................            1,785            1,859
                                                                                       --------         --------
   Total current assets ......................................................           31,977           45,896

  Investment in unconsolidated affiliated companies ..........................            3,815            4,559
  Coal reserves and mine development costs, net ..............................          133,179          135,487
  Property, plant and equipment, net .........................................           56,490           38,832
  Long-term investments ......................................................           15,349           14,445
  Other assets ...............................................................            4,453            4,608
                                                                                       --------         --------
                                                                                       $245,263         $243,827
                                                                                       ========         ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .......................................         $    111         $    104
  Current maturities of capital leases .......................................            1,468            2,354
  Accounts payable ...........................................................            7,768            7,251
  Accrued expenses ...........................................................            8,431            6,951
  Income taxes payable .......................................................            1,267            1,393
                                                                                       --------         --------
   Total current liabilities .................................................           19,045           18,053

  Long-term debt .............................................................          103,242          103,267
  Long-term capital leases ...................................................            1,266            2,278
  Deferred income taxes ......................................................           54,110           56,806
  Other liabilities ..........................................................            3,798            3,485
                                                                                       --------         --------
   Total liabilities .........................................................          181,461          183,889
                                                                                       --------         --------
Mandatorily redeemable preferred stock .......................................           12,489           14,115

Guaranties, commitments and contingencies (Note 8)

Shareholders' equity:
  Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
   shares issued and outstanding .............................................               43               43
  Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
   shares issued and outstanding .............................................                2                2
  Additional paid-in capital .................................................               19               19
  Retained earnings ..........................................................           51,249           45,759
                                                                                       --------         --------
   Total shareholders' equity ................................................           51,313           45,823
                                                                                       --------         --------
                                                                                       $245,263         $243,827
                                                                                       ========         ========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER  30,               SEPTEMBER  30,
                                                                        ----------------------      ------------------------
                                                                          1999          1998           1999           1998
                                                                        --------      --------      ---------      ---------
                                                                               (UNAUDITED)                 (UNAUDITED)
Revenues ..........................................................     $ 46,101      $ 42,482      $ 130,635      $ 121,323
Operating expenses:
   Cost of sales ..................................................       42,540        38,178        116,176        110,275
   Selling, general and administrative ............................        1,560         1,206          4,095          3,455
                                                                        --------      --------      ---------      ---------
Operating income ..................................................        2,001         3,098         10,364          7,593

Other (income) expense:
   Interest expense ...............................................        2,876         2,407          7,488          6,019
   Interest income ................................................         (467)         (545)        (1,554)        (1,341)
   Other ..........................................................          198          (706)           598         (1,227)
                                                                        --------      --------      ---------      ---------
Income (loss) from continuing operations before income taxes ......         (606)        1,942          3,832          4,142
Provision (benefit) for income taxes ..............................         (935)          453            (32)         1,174
                                                                        --------      --------      ---------      ---------
Income before extraordinary item ..................................          329         1,489          3,864          2,968
Extraordinary item - loss related to early retirement of debt, less applicable income tax credits of $962 in the nine months ended
   September 30, 1998..............................................           --            --             --         (1,866)
                                                                        --------      --------      ---------      ---------
Net income ........................................................          329         1,489          3,864          1,102
Accretion of mandatorily redeemable preferred stock ...............         (511)          432            135          1,293
                                                                        --------      --------      ---------      ---------
Net income (loss) available to common shareholders ................     $    840      $  1,057      $   3,729      ($    191)
                                                                        ========      ========      =========      =========




The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                            CLASS I                      CLASS II
                                          COMMON STOCK                  COMMON STOCK
                                    -------------------------        ------------------
                                                                                        ADDITIONAL
                                                                                          PAID-IN     RETAINED
                                      SHARES          AMOUNTS         SHARES    AMOUNTS   CAPITAL     EARNINGS       TOTAL
                                    ----------        -------        -------    -------   -------     --------      -------
Balance at December 31, 1998         4,290,000        $    43        177,550       $2       $19       $45,759       $45,823
Accretion of redeemable
   preferred stock (unaudited)                                                                           (135)         (135)
Adjustment for tax settlement                                                                           1,761         1,761
Net income (unaudited) ......                                                                           3,864         3,864
                                    ----------        -------        -------       --       ---       -------       -------
Balance at September 30, 1999
  (unaudited) ...............        4,290,000        $    43        177,550       $2       $19       $51,249       $51,313
                                    ==========        =======        =======       ==       ===       =======       =======



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER  30,
                                                                              ------------------------
                                                                                1999            1998
                                                                              --------        --------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................       $  3,864        $  1,102
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .........................         11,403          11,059
     Equity in net loss (income) of affiliates ........................            781            (392)
     Deferred income taxes ............................................         (2,696)           (657)
     Gain on sale of equipment ........................................           (323)           (584)
     Interest income on long-term investments .........................           (904)           (833)
     Extraordinary item, net of tax ...................................             --           1,866
                                                                              --------        --------
Cash generated from operations, before changes in assets and
  liabilities .........................................................         12,125          11,561

Changes in assets and liabilities:
     Accounts receivable ..............................................         (3,870)          1,886
     Inventories ......................................................         (1,000)         (1,479)
     Accounts payable and accrued expenses ............................          1,871             907
     Other ............................................................             37            (155)
                                                                              --------        --------
     Net cash provided  by operating  activities ......................          9,163          12,720
                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................        (26,383)         (9,072)
  Proceeds from sale of equipment .....................................            480           1,378
  Distributions from affiliated companies .............................             --             880
                                                                              --------        --------
  Net cash used by investing activities ...............................        (25,903)         (6,814)
                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of bonds .....................................             --          99,216
  Buyout of stock warrants ............................................             --          (3,000)
  Accretion of stock warrants .........................................             --              73
  Amortization of original issue discount .............................             --             227
  Debt issuance costs .................................................             --          (3,581)
  Repayment of long-term debt .........................................            (77)        (77,054)
  Repayment of capital leases .........................................         (1,898)         (3,203)
                                                                              --------        --------
  Net cash provided (used) by financing activities ....................         (1,975)         12,678
                                                                              --------        --------
  Net increase (decrease) in cash .....................................        (18,715)         18,584

  Cash and cash equivalents at beginning of period ....................         21,012           6,151
                                                                              --------        --------
  Cash and cash equivalents at end of period ..........................       $  2,297        $ 24,735
                                                                              ========        ========



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF BUSINESS:

      Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (references to the "Company" are to Pen Holdings and its consolidated subsidiaries) are primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company's coal reserves and mining operations are in Kentucky and West Virginia. The Company also processes, warehouses, and sells cotton and cottonseed.

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

INTERIM FINANCIAL INFORMATION

      The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998, which are included in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 24, 1999. The results of operations for the three or nine month periods are not necessarily indicative of results for the full year.

      In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of September 30, 1999, its results of operations for three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998.

NOTE 3-INVENTORIES:

    Inventories consist of the following (in thousands):

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1999           1998
                                                        ---------      ---------
                  Coal ............................     $   4,614      $   3,003
                  Cottonseed ......................             6            617
                                                        ---------      ---------
                                                        $   4,620      $   3,620
                                                        =========      =========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

    Coal reserves and mine development costs consist of the following (in thousands):

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1999           1998
                                                        ---------      ---------
                  Coal reserves ...................     $ 147,563      $ 147,953
                  Fork Creek reserve holding costs          2,771          1,173
                  Mine development costs ..........        10,277         11,014
                                                        ---------      ---------
                                                          160,611        160,140
                  Accumulated depletion ...........       (27,432)       (24,653)
                                                        ---------      ---------
                                                        $ 133,179      $ 135,487
                                                        =========      =========

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1999           1998
                                                   ---------      ---------
             Machinery and equipment .........     $  59,156      $ 52,045
             River terminals .................        11,508        11,508
             Buildings .......................         5,723         5,533
             Coal preparation plant ..........         6,376         6,563
             Cotton gins and warehouses ......         1,368         1,368
             Fork Creek mine development costs        16,470         2,230
             Other ...........................         3,049         3,210
                                                   ---------      --------
                                                     103,650        82,457
             Accumulated depreciation ........       (47,160)      (43,625)
                                                   ---------      --------
                                                   $  56,490      $ 38,832
                                                   =========      ========

NOTE 6-REVOLVING LINES OF CREDIT:

         The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 6.90% at September 30, 1999) or the lender's prime lending rate (an effective rate of 8.75% at September 30, 1999). These agreements contain minimum operating and financial ratios and covenants as defined in the agreements.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        1999             1998
                                                                                      ---------        --------
                                                                                   (IN THOUSANDS)   (IN THOUSANDS)
Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes ...................     $99,321         $99,262

Notes payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $3,046,000 at September 30,
   1999, payable in monthly installments of $37,000 through 2016. Interest
   included in the monthly installments is a fixed rate of 8.33%...................       4,032           4,109
                                                                                      ---------       --------
Total long-term debt...............................................................     103,353         103,371

Current maturities of long-term debt...............................................        (111)           (104)
                                                                                      ---------       --------
                                                                                      $ 103,242       $ 103,267
                                                                                      =========       =========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the nine months ended September 30, 1999.

NOTE 8-GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against The Elk Horn Coal Corporation ("Elk Horn"), a wholly owned subsidiary of the Company, on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn (the "Cheyenne litigation"). Elk Horn has appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. Currently, the case is on appeal in the Commonwealth of Kentucky Court of Appeals. Oral arguments in the case are currently scheduled for January 12, 2000. However, the Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Cheyenne litigation, any future Internal Revenue Service examinations of certain tax returns of the Company, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally, technological developments and the ultimate resolution of the October 1999 U.S. District Court for the Southern District of West Virginia's injunction against the West Virginia Department of Environmental Protection as it relates to certain restrictions placed on mining activities in West Virginia. See "Part II - Item 5
- Other Information - Recent Developments - Status of West Virginia Mining Injunction". Such risks are described in more detail in Pen Holdings' annual report on Form 10-K for the year ended December 31, 1998, filed with the U.S. Securities and Exchange Commission on March 24, 1999. See "Item 1 - Business-Risk Factors". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 218 million tons of coal reserves, of which management believes 90% is owned in fee. In the three months and nine months ended September 30, 1999, the Company sold approximately 1,590,000 and 4,445,000 tons of coal, respectively, approximately 75.4% and 79.4% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and nine months ended September 30, 1999, approximately 67.6% and 73.3%, respectively, of the tonnage was sold to eight long-term sales contract customers, with the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities, an international government-owned utility and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. The Company's long-term sales contract with Taiwan Power Company expires in 1999. This contract provided revenue of $19,658,000 and a gross profit of $1,882,000 for the nine months ended September 30, 1999. The Company expects that this contract will not be renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources.

         The Company generates revenues by leasing portions of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases varies from five years to the life of the reserves. A minimum advance annual royalty is required whether or not the property is mined. Such minimum royalty can be recouped by the lessee as a credit against royalties owed on production if such production is within a specified period of time after a minimum advance royalty is paid.

         The Company also has a cotton ginning and warehousing business in South Carolina. The operation generates revenues by charging a fee for its services for ginning and warehousing of cotton. The Company also earns revenues by selling cottonseed and baled cotton which is purchased from its ginning customers.

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

         The Company's costs related to contract mining fees and coal purchases have historically varied due to the level of contract mining production, the quantity and quality of tonnage purchased and spot market coal prices. The Company's cost of sales related to its lease operations consist primarily of depletion and administrative costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                     ------------------        -----------------
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Revenues ......................................      100.0%       100.0%       100.0%       100.0%
Operating expenses:
   Cost of sales ..............................       92.3         89.9         88.9         90.9
   Selling, general and administrative ........        3.4          2.8          3.1          2.8
                                                    ------       ------       ------       ------
Operating income ..............................        4.3          7.3          7.9          6.3

   Interest expense ...........................        6.2          5.7          5.7          5.0
   Interest income ............................       (1.0)        (1.3)        (1.2)        (1.1)
   Other (income) expense .....................        0.4         (1.7)         0.5         (1.0)
                                                    ------       ------       ------       ------
Income (loss) from continuing operations before
     income taxes .............................       (1.3)         4.6          2.9          3.4

   Provision (benefit) for income taxes .......       (2.0)         1.1         (0.1)         1.0
                                                    ------       ------       ------       ------
Income before extraordinary
     item .....................................        0.7          3.5          3.0          2.4
Extraordinary item, net of taxes ..............        0.0          0.0          0.0         (1.5)
                                                    ------       ------       ------       ------
Net income ....................................        0.7%         3.5%         3.0%         0.9%
                                                    ======       ======       ======       ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Coal sales. Coal sales revenues were $43,655,000 for the three months ended September 30, 1999 compared to $39,582,000 for the three months ended September 30, 1998, an increase of 10.3%. The increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume increased to 1,590,000 tons for the three months ended September 30, 1999 from 1,369,000 tons for the three months ended September 30, 1998, an increase of 16.1%. The increase is primarily attributable to the commencement of shipments in January 1999 on two new contracts that were signed in the fourth quarter of 1998 and increased domestic spot coal shipments. Revenue (on a per ton basis) decreased for the three months ended September 30, 1999 from the three months ended September 30, 1998. This decrease is primarily attributable to shipping reduced volume on higher priced long-term contracts as a result of scheduled plant outages by two of the Company's domestic customers. The reduced volume was made up with sales to new long-term contract customers and spot sales, but those sales resulted in lower revenues per ton.

         Coal leasing. Coal leasing revenues were $2,072,000 for the three months ended September 30, 1999 compared to $1,352,000 for the three months ended September 30, 1998, an increase of 53.3%. The increase is primarily attributable to an increase in the volume of production from lessees. Production from lessees' mining operations was 1,073,000 tons for the three months ended September 30, 1999 compared to 892,000 for the three months ended September 30, 1998, an increase of 20.3%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the three months ended September 30, 1999 and for the three months ended September 30, 1998. Other revenues were $374,000 for the three months ended September 30, 1999 compared to $1,548,000 for the three months ended September 30, 1998, a decrease of 75.8%. This decrease is primarily attributable to a reduction in volume of cotton sales. Cotton sales are offered as a service to accommodate the Company's ginning customers and vary from year to year, depending on the demand for this service.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $41,088,000 for the three months ended September 30, 1999 compared to $35,923,000 for the three months ended September 30, 1998, an increase of 14.4%. This increase resulted primarily from an increase of 16.1% in tons sold.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $1,082,000 for the three months ended September 30, 1999 compared to $997,000 for the three months ended September 30, 1998, an increase of 8.5%. The increase primarily resulted from an increase in depletion due to the increase in the volume of coal mined by lessees.

         Cost of Sales-Other. Cost of other revenues was $370,000 for the three months ended September 30, 1999 compared to $1,258,000 for the three months ended September 30, 1998, a decrease of 70.6%. This decrease is primarily related to decreases in the sale of cotton as discussed under "Revenue - Other".

OTHER

         Selling, general and administrative expenses totaled $1,560,000 for the three months ended September 30, 1999 compared to $1,206,000 for the three months ended September 30, 1998, an increase of 29.4%. The increase primarily resulted from increased payroll costs, payroll benefit costs and consulting fees. Payroll costs increased as a result of opening a coal field office in Charleston, West Virginia, as part of the staff in the office had previously been charged to cost of sales. Payroll benefits increased primarily as a result of higher medical claims on the Company's self insured medical plan. Consulting costs increased as a result of the Company's decision to outsource more of its information technology needs. Selling, general and administrative expenses were 3.4% and 2.8% of revenues for the three months ended September 30, 1999 and 1998, respectively.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion, amortization, and other non-cash items reducing operating income; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $5,933,000 for the three months ended September 30, 1999 compared to $6,949,000 for the three months ended September 30, 1998, a decrease of 14.6%.

         Interest expense totaled $2,876,000 for the three months ended September 30, 1999 compared to $2,407,000 for the three months ended September 30, 1998, an increase of 19.5%. This increase is primarily attributable to interest payable to the Internal Revenue Service relating to the settlement of the Company's 1990 through 1993 audit. See "Part II - Item 5 - Other Information
- Recent Development Settlement of Current IRS Audit". This was partially offset by increased capitalized interest related to the Fork Creek development.

         Interest income totaled $467,000 for the three months ended September 30, 1999 compared to $545,000 for the three months ended September 30, 1998, a decrease of 14.3%. This primarily resulted from having less temporarily-invested cash due to the Company's continued use of cash to fund of the capital expenditures being incurred at the Fork Creek operations. The Fork Creek development is expected to begin production by the second quarter of the year 2000. See "Item 2 - Liquidity and Capital Resources".

         Other expense was $198,000 for the three months ended September 30, 1999 compared to income of $706,000 for the three months ended September 30, 1998. Other expense for the three months ended September 30, 1999 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River. Other income for the three months ended September 30, 1998 was primarily related to a gain on the sale of certain mining equipment and income that results from a U.S. Supreme Court ruling relating to the Coal Industry Retiree Health Benefit Act (CIRHBA) which was favorable to the Company.

         The provision for income taxes for the three months ended September 30, 1999 was a benefit of $935,000 compared to an expense of $453,000 for the three months ended September 30, 1998, a decrease of $1,388,000. The decrease in income tax expense is a result of (1) a decrease in income from continuing operations before income taxes and (2) an adjustment to the amount of taxes previously accrued by the Company relating to the IRS exam for the years 1990 through 1993. The amount of the settlement was less than the amount previously estimated and accrued. See "Part II - Item 5 - Other Information - Recent Development - Settlement of Current IRS Audit".

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Coal sales. Coal sales revenues were $123,199,000 for the nine months ended September 30, 1999 compared to $113,011,000 for the nine months ended September 30, 1998, an increase of 9.0%. This increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume was 4,445,000 tons for the first nine months of 1999 compared to 3,866,000 tons for the first nine months of 1998, an increase of 15.0%. The increased volume is primarily attributable to the commencement of shipments on two new contracts that were signed in the fourth quarter of 1998.

         Coal leasing. Coal leasing revenues were $5,777,000 for the nine months ended September 30, 1999 compared to $4,719,000 for the nine months ended September 30, 1998, an increase of 22.4%. The increase is primarily attributable to an increase in the volume of production from lessees. Production from the Company's lessees was 2,807,000 tons for the nine months ended September 30, 1999 compared to 2,271,000 for the nine months ended September 30, 1998, an increase of 23.6%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing, and sales of cottonseed for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998. Other revenues were $1,659,000 for the nine months ended September 30, 1999 compared to $3,593,000 for the nine months ended September 30, 1998, a decrease of 53.8%. The decrease is primarily attributable to a reduction in revenue from cotton sales. Cotton sales are offered as a service to accommodate the Company's ginning customers and vary from year to year depending on the demand for this service from the Company's customers.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $111,551,000 for the nine months ended September 30, 1999 compared to $104,558,000 for the nine months ended September 30, 1998, an increase of 6.7%. This increase resulted primarily from an increase of 15.0% in tons sold, partially offset by reduced costs (on a per ton basis) in the Company's production due to efficiency gains and favorable mining conditions in the mining operations.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $3,170,000 for the nine months ended September 30, 1999 compared to $2,674,000 for the nine months ended September 30, 1998, an increase of 18.5%. This increase resulted from an increase in depletion due to the increase in the volume of coal mined by the Company's lessees.

         Cost of sales-Other. Cost of other revenues was $1,455,000 for the nine months ended September 30, 1999 compared to $3,043,000 for the nine months ended September 30, 1998, a decrease of 52.2%. The decrease is primarily attributable to a decreased volume of cottonseed and cotton sales as discussed above.

OTHER

         Selling, general and administrative expenses totaled $4,095,000 for the nine months ended September 30, 1999 compared to $3,455,000 for the nine months ended September 30, 1998, an increase of 18.5%. The increase primarily resulted from increased payroll costs, payroll benefit costs, consulting fees, and bank fees. Payroll costs increased as a result of opening a coal field office in Charleston, West Virginia, as part of the staff in the office had previously been charged to cost of sales. Payroll benefits increased primarily as a result of higher medical claims on the Company's self insured medical plan. Consulting costs increased as a result of the Company's decision to outsource more of its information technology needs. Bank fees increased as a result of increased line of credit non-utilization fees. In conjunction with the issuance of the Senior Notes in June of 1998, the Company's line of credit was increased from $12 million to $40 million. Selling, general, and administrative expenses were 3.1% of revenues for the nine months ended September 30, 1999 and 2.8% of revenues for the nine months ended September 30, 1998.

         As a result, EBITDA totaled $21,496,000 for the nine months ended September 30, 1999 compared to $18,652,000 for the nine months ended September 30, 1998, an increase of 15.2%. This increase is primarily attributable to increased coal shipments and reduced mining costs (on a per ton basis) at the Company's operations.

         Interest expense totaled $7,488,000 for the nine months ended September 30, 1999 compared to $6,019,000 for the nine months ended September 30, 1998, an increase of 24.4%. This primarily resulted from the additional interest related to the issuance of the Senior Notes issued in June 1998 and due 2008 and interest expense related to the settlement of the 1990 through 1993 Internal Revenue Service audit. See "Part II - Item 5 - Other Information - Recent Developments - Settlement of Current IRS Audit".

         Interest income totaled $1,554,000 for the nine months ended September 30, 1999 compared to $1,341,000 for the nine months ended September 30, 1998, an increase of 15.9%. This primarily resulted from the additional cash temporarily invested and earning interest due to proceeds received from the issuance of the Senior Notes. The Company is using this cash to fund capital expenditures being incurred at the Fork Creek operations.

         Other expense was $598,000 for the nine months ended September 30, 1999 compared to income of $1,227,000 for the nine months ended September 30, 1998. Other expense for the nine months ended September 30, 1999 was related primarily to the Company's share of the loss of its one-third partnership interest in International Marine Terminals (IMT). Other income for the nine months ended September 30, 1998 was primarily attributed to a gain on the sale of certain mining equipment and income that resulted from a U.S. Supreme Court ruling relating to the Coal Industry Retiree Health Benefit Act (CIRHBA) which was favorable to the Company.

         The provision for income taxes for the nine months ended September 30, 1999 was a benefit of $32,000 compared to an expense of $1,174,000 for the nine months ended September 30, 1998, a decrease of $1,206,000. This decrease is primarily a result of an adjustment to the amount of taxes previously accrued by the Company relating to the IRS exam for the years 1990 through 1993. The amount of the settlement was less than the amount previously estimated and accrued.. See "Part II - Item 5 - Other Information - Recent Developments Settlement of Current IRS Audit".

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued the $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 (the "Offering"). On December 4, 1998, the Company exchanged all of these privately placed senior notes for the senior notes which are substantially identical to the privately placed notes in all material respects. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At September 30, 1999, the Company had total indebtedness of $106,087,000, including capital leases and current maturities of long-term debt. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) restrict the ability of the Company to pay dividends or make certain other payments; (ii) limit transactions by the Company with affiliates; (iii) limit the ability of the Company to incur certain liens; (iv) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (v) limit the ability of the Company to engage in other lines of business.

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

         For the nine months ended September 30, 1999, the Company made capital expenditures of $26,383,000 (including those attributable to the Fork Creek development of $15,375,000, which includes capitalized interest of $1,840,000). The Company is projecting capital expenditures for the fourth quarter of 1999 through the year 2000 of approximately $71,877,000 (including Fork Creek expenditures of $56,853,000, which includes capitalized interest of $3,852,000).

         During the third quarter of 1999, the Company terminated its contract with the general contractor engaged by the Company to construct the preparation plant at the Fork Creek development. The Company has signed Letters of Intent with several contractors to complete the preparation plant construction. Due to delays caused by terminating the former contractor and due to time spent searching for new contractors, the expected completion date of the preparation plant which had been scheduled for the first quarter of 2000 is now expected to be completed by the second quarter of 2000. Additionally, the Company currently anticipates costs for the development to increase by approximately $3,600,000. These additional costs are the result of unexpected soil conditions which required the Company to perform additional excavation on the haul road and preparation plant site.

         The Company expects to fund its budgeted capital expenditures through a combination of proceeds from the issuance of the Senior Notes, borrowings or leases from equipment finance companies, borrowings under the Credit Facility and cash currently on hand or generated from operations.

         The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash on hand, cash generated from operations, borrowings under the New Credit Facility, additional external debt financing (including seller-financing) or capital leases. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or at all.

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

         Net cash generated by operating activities was $9,163,000 for the nine months ended September 30, 1999 compared to $12,720,000 for the nine months ended September 30, 1998. The $3,557,000 decrease in cash flow from operating activities is primarily related to increased accounts receivable resulting from increased sales volume.

         Net cash used by investing activities was $25,903,000 for the nine months ended September 30, 1999 compared to $6,814,000 for the three months ended September 30, 1998. The $19,089,000 increase is primarily the result of increased capital expenditures, $13,578,000 of which was related to construction costs for development of the Fork Creek property. Additionally, to date, the Company has spent approximately $4,000,000 to purchase high wall mining equipment and support equipment for its Kiah Creek operations. This equipment was put into production in the last week of June, 1999.

         Net cash used for financing activities of $1,975,000 for the nine months ended September 30, 1999 reflects a decrease of $14,653,000 over the $12,678,000 provided from financing activities in the nine months ended September 30, 1998. The net cash provided in 1998 resulted from net borrowings of approximately $18,100,000 under the Senior Notes which is being used primarily for funding a portion of the development of the Fork Creek property.

         Based upon its current level of operations and anticipated growth, the Company believes that the cash available currently, along with cash flow from operations and available borrowings under the credit facility, will be sufficient to meet its future liquidity needs. However, the Company may make additional acquisitions and, in connection therewith, may incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its indebtedness, including the Senior Notes, may be adversely affected. Additionally, the financial position and results of operations of the Company could be materially adversely affected if the U.S. Court of Appeals for the Fourth Circuit upholds the recent decision by the U.S. District Court for the Southern District of West Virginia relating to that court's issuance of a permanent injunction against the West Virginia Department of Environmental Protection. See "Part II - Item 5 - Other Information - Recent Developments - Status of West Virginia Mining Injunction". There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs.

         On October 1, 1998, a jury awarded damages in the amount of $9.5 million against the Company's Elk Horn subsidiary in the Cheyenne litigation. Elk Horn Coal has appealed the verdict on liability. At present, Elk Horn Coal's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of the Cheyenne litigation verdicts on appeal. Currently, the case is on appeal in the Commonwealth of Kentucky Court of Appeals and a January 12, 2000 date has been tentatively set by the Court to hear oral arguments in the case. The ultimate resolution is not determinable at this time and as a result, the Company cannot determine whether an adverse resolution of this matter would have a material adverse impact on the Company's financial position and results of operations. See "Part II - Other Information,
Item 1. Legal Proceedings" and Note 8 - Guaranties, Commitments and Contingencies to the Notes to Consolidated Financial Statements contained herein.

         On August 23, 1999, the Company reached a settlement with the Internal Revenue Service of its examination of the Company's federal income tax returns for the years 1990 through 1993. The amount of the settlement, including interest, had been previously accrued by the Company; therefore, there is no additional charge to earnings for the settlement. See "Part II - Item 5 - Other Information - Recent Developments - Settlement of Current IRS Audit".

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $8,476,000 (which is net of a reduction in December 1998 for the January 1999 settlement of the Company's 1982-1989 tax court matter and a reduction in September 1999 for the October 1999 settlement of the Company's 1990 through 1993 Internal Revenue Service audit) plus accrued dividends of $10,701,000 will be due in January 2006, if not reduced by additional tax related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

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

         Information Systems Infrastructure. With respect to its Information Systems Infrastructure, the Company believes that, with the exception of the network operating system which provides file and print services to the Company's network users, all hardware, software and operating systems are Year 2000 compliant. The Company anticipates upgrading or replacing this network operating system by the end of November 1999.

         Financial and Administrative Systems. The Company's Financial and Administrative Systems include various financial, office automation and engineering software, as well as building and telecommunications systems. The Company has purchased and is in the process of customizing a new coal inventory costing system which is expected to be Year 2000 compliant. Programming is substantially complete on the coal inventory costing system and implementation is scheduled for November of 1999. A significant module of the overall accounting system is the Purchase Management System which integrates with the accounts payable system. The software vendor has delivered a version of the Purchase Management System which the vendor has represented to the Company as Year 2000 compliant. This version was installed in July 1999. The Company believes that all other financial software and the office automation and engineering software are Year 2000 compliant. In the first quarter of 1999, the Company's headquarters upgraded its HVAC and security systems to systems that are expected to be Year 2000 compliant. A new phone system at the Company's headquarters was installed in the first quarter of 1999. The vendor has represented the phone system to be Year 2000 compliant. The Company's phone systems at its other locations are currently Year 2000 compliant.

         Process Control Systems. In its review of Year 2000 issues, the Company has identified the following Process Control Systems as being production critical: Coal Preparation Plant Control System; Truck Scale System; Barge Loading System; Sampling Systems; and Heavy Equipment Control Systems. The Company has received assurances from the vendors of the Coal Preparation Plant Control System, the Truck Scale System, the Barge Loading System, and the Sampling System that their products are Year 2000 compliant. The Company has received assurances regarding the principal items of equipment used in its surface and underground mining operations. The Company is in the process of obtaining assurances with respect to auxiliary items of equipment used in its mining operations.

         Vendors and Customers. The Company has surveyed its suppliers and customers who have been identified as critical to business operations during the first quarter of 1999. The Company received responses from all of its long term sales customers and 99% of its vendors that were surveyed. The Company is no longer pursuing responses from those that have not yet responded, as, in all cases, the Company has alternate vendors. The Company is not the source of information regarding the Year 2000 compliance of software, hardware and embedded systems provided to the Company by third parties ("Third Party Information"). Such Third Party Information is based on information supplied by the Company's third party vendors of such hardware, software and embedded systems.

Company's Costs

         The Company currently estimates that its Year 2000 efforts will be approximately $300,000, of which $220,000 has been spent to date. The Company believes that the majority of the costs associated with our Year 2000 efforts would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which will be capitalized. These estimates do not include the costs of implementing contingency plans or internal costs associated with the continuing review of Year 2000 issues.

Risks of the Company's Year 2000 Issues

         Although the Company expects its critical systems to be Year 2000 compliant by November of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include failure to identify vulnerable systems; possible loss of technical resources; non-compliance by third parties whose systems and operations impact the Company; and other similar uncertainties.

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

Contingency Plan

         The Company currently has operational contingency plans in place, however management is reviewing those plans and will expand or update them as needed in relation to Year 2000 issues. The Company has also developed written contingency plans to assure continued operations in the event of mission critical system failures or unforeseen supply chain interruptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 22, 1998, a Floyd County, Kentucky Circuit Court jury found in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively "Cheyenne") in a suit brought against The Elk Horn Coal Corporation ("Elk Horn", a wholly owned subsidiary of the Company), on a breach of contract and fraud case relating to a coal lease that was entered into prior to the Company's purchase of Elk Horn. Elk Horn has appealed the verdict on liability. On September 24, 1998, Cheyenne first elected its remedies and specified that as relief it sought over $18 million in compensatory damages and punitive damages. On October 1, 1998, the jury awarded damages in favor of Cheyenne of $4.5 million attributable to the fraud claim and $5.0 million attributable to the breach of contract claim. No punitive damages were awarded. Elk Horn's litigation counsel and management believe that there are numerous meritorious grounds for reversal and/or modification of these verdicts on appeal on the issue of liability as well as the issue of damages. Currently, the case is on appeal in the Commonwealth of Kentucky Court of Appeals. Oral arguments in the case are currently scheduled to begin on January 12, 2000. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

RECENT DEVELOPMENTS

Potential Sale of The Elk Horn Coal Corporation

         On August 4, 1999, the Company received a signed non-binding letter of intent for the purchase of the outstanding stock of its subsidiary, The Elk Horn Coal Corporation. The original Letter of Intent has since expired, and, although no new agreement has been reached, and there can be no assurance that such an agreement can or will ever be reached, negotiations are continuing with the potential Buyer.

         Management intends to use the proceeds from this potential sale to fund a portion of the cost for the Fork Creek development.

Settlement of Current IRS Audit

         On August 23, 1999, the Company reached a settlement with the Internal Revenue Service of its examination of the Company's federal income tax returns for the years 1990 through 1993. The amount of the settlement, including interest, had been previously accrued by the Company; therefore, there is no additional charge to earnings for the settlement.

Status of West Virginia Mining Injunction

         On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued a permanent injunction against the West Virginia Department of Environmental Protection in a mountaintop mining lawsuit. As interpreted by the Director of the Department of Environmental Protection, the injunction prohibits the Department from approving any new permits that would authorize the placement of excess spoil in intermittent and perennial streams for the primary purpose of waste disposal. The Department also interpreted the injunction to affect certain existing coal refuse ponds, sediment ponds and mountaintop mining operations.

         The Department of Environmental Protection has filed an appeal of the decision with the Fourth Circuit Court of Appeals. On October 29, 1999, the District Court issued a stay of its decision pending a resolution of the appeal. The Company does not believe this court order will have any immediate effect on its West Virginia mines. The Company is analyzing the potential long-term impact on its mines and coal reserves.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.1 Financial Data Schedule

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated November 15, 1999

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