Form 10-K405
period 1999-12-31
PEN HOLDINGS INC
filed 2000-03-27
CIK 1067331

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
                                DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: None

         Indicate the number of shares of each of the registrant's classes of common stock as of the latest practical date: As of March 27, 2000: Class I Common stock, $.01 par value per share, 4,290,000 shares and Class II Common stock, $.01 par value per share, 177,550 shares.

DOCUMENTS INCORPORATED BY REFERENCE  - NONE

                               PEN HOLDINGS, INC.

                                      INDEX

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I

Item   1.  Business                                                                                        1

Item   2.  Properties                                                                                     10

Item   3.  Legal Proceedings                                                                              14

Item   4.  Submission of Matters to a Vote of Security Holders                                            14

PART II

Item   5.  Market for Registrant's Common Equity and Related Stockholder Matters                          14

Item   6.  Selected Consolidated Financial Data                                                           15

Item   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations          17

Item  7A.  Quantitative and Qualitative Disclosure About Market Risk                                      22

Item   8.  Financial Statements and Supplementary Data                                                    23

Item   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           42

PART III

Item  10.  Directors and Executive Officers of the Registrant                                             42

Item  11.  Executive Compensation                                                                         43

Item  12.  Security Ownership of Certain Beneficial Owners and Management                                 44

Item  13.  Certain Relationships and Related Transactions                                                 44

PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              E-1

           Glossary of Certain Terms                                                                     G-1

           Kentucky-West Virginia Operations Map                                                         M-1


PART 1.

ITEM 1. BUSINESS.

          Pen Holdings, Inc. and its consolidated subsidiaries (the "Company" or "Pen") are principally engaged in the mining, preparation, marketing and leasing of primarily compliance coal and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Compliance coal is coal which when burned emits less than 1.2 pounds of sulfur dioxide per million Btu (0.72% for 12,000 Btu). This coal exceeds the sulfur dioxide emission requirements for air quality of Phase I of the federal Clean Air Act Amendments (as defined below) and meets the proposed sulfur dioxide emission requirements for air quality of Phase II of such legislation without the need for flue gas desulfurization. Throughout this report reference is made to coal reserves. Management has used, in part, coal reserve data supplied by independent consultants as the basis for the estimates of coal reserve data contained herein. These reserve estimates account for mining completed on the property or other changes in the reserve since the date of the referenced reserve study. The basis for the Company's recoverable coal reserve estimates (other than the Company's Fork Creek and Bear Branch reserves) were derived from a report dated May 1998, in which Marshall Miller & Associates ("Marshall Miller") had audited the Company's recoverable coal reserves as of such date (the "Marshall Miller Report"). The estimates of the Company's recoverable Fork Creek reserves as of September 1997 have been reviewed by Stagg Engineering Services, Inc. ("Stagg Engineering") as of such date (the "Stagg Engineering Report"). The estimates of the Company's reserves for Bear Branch are based upon Management's estimates and representations made by the former owners of those reserves. As used herein, "reserves" means Proven Reserves or Probable Reserves (as defined in the Glossary) which could be economically extracted or produced at the time of the reserve determination. Reserve estimates for all of the Company's coal properties (except for Bear Branch) are based on the Marshall Miller Report and the Stagg Engineering Report, which are collectively referred to herein as the "Reserve Studies". All references to "tons" are to short tons unless otherwise indicated. For definition of certain coal-related terms, see Glossary of Certain Terms attached to this Form 10-K.

         Based in part on the Reserve Studies, the Company estimates that it controls the mineral rights to approximately 220 million tons of coal reserves, of which management believes 193 million tons are owned in fee. In 1999, the Company sold approximately 5.8 million tons of coal, approximately 81% of which was generated from captive production with the remainder purchased from other coal mine operators. In 1999, approximately 73% of the tonnage was sold to seven long-term sales contract customers, with most of the remainder sold to 24 spot market customers. The Company sells primarily to domestic public utilities and industrial customers. In addition to its coal sales, the Company leases the mineral rights on approximately 52 million tons of its reserves to 24 operators who mined approximately 4 million tons in 1999. The Company received an average leasing revenue per ton of coal from its lessees of approximately $2.11 per ton in 1999. The Company's coal leases typically have a term of five years, although some leases are for the life of the respective reserves. For the year ended December 31, 1999, the Company generated revenues, net income and EBITDA (EBITDA represents operating income plus depreciation, depletion and amortization, and other non-cash items) all as adjusted to represent only business units currently in operation, of $173.5 million, $3.6 million and $25.2 million, respectively. EBITDA may not be comparable to other similarly titled measures of other companies. However, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing arrangements contain covenants based on formulations of EBITDA. Cash provided
(used) by operating activities, investing activities and financing activities for the year ended December 31, 1999, adjusted to represent only business units currently in operation was $16.8 million, ($51.5) million and $15.1 million, respectively.

         The Company has demonstrated a long-term record of selectively increasing its reserves through acquisitions and consistently increasing its production through the development of its reserves. Since 1992, reserves have increased more than 300%, and captive production has increased at a compound annual rate of 13% to 4.7 million tons in 1999. Beginning in 1987, Pen commenced surface coal mining production with the purchase of approximately 49 million tons of compliance and low-sulfur coal reserves located in southern West Virginia ("Kiah Creek"). Prior to the purchase of Kiah Creek, the Company fulfilled its contractual obligations through coal purchases and limited contract mining. Approximately 79% of the Company's 1999 coal production was from Kiah Creek, where four mines (three underground and one surface, including a highwall miner) were operating.

         In 1994, the Company acquired approximately 108 million tons of primarily compliance and low-sulfur coal reserves located in eastern Kentucky ("Elk Horn"). The Company is currently in negotiations for the sale of its Elk Horn reserves. Should this sale not be consummated, the company would revert to its previous strategy for Elk Horn, which was (i) to lease a significant portion of the reserves to other mining operators under long-term agreements and (ii) to produce coal for Company sales from contract mining operations. Annual lease payments including minimum royalties paid to the Company from Elk Horn leases have averaged $8.8 million per year since 1994.

         In November 1997, the Company acquired approximately 80 million tons of primarily compliance, low-sulfur, and metallurgical coal reserves located in southern West Virginia ("Fork Creek"). The Company has obtained all necessary permits that are necessary to begin coal production at the Fork Creek preparation plant, with the exception of the refuse disposal area permit. Management expects that the refuse disposal area permit will be granted by mid-year 2000, which is when the construction on the preparation plant facilities is expected to be completed. However, given recent developments in the regulation of the mining industry in West Virginia, no assurance can be given that this permit will be obtained before completion of the plant construction. The Company expects to begin mining operations upon the completion of the preparation plant and receipt of approval on the refuse disposal area permit. Management anticipates that the Fork Creek operations will produce up to
4.0 million tons annually by 2002 with the majority of this coal being shipped via CSX rail.

         In December 1999, Pen Holdings purchased an estimated 4,500,000 tons of coal reserves, a preparation plant, equipment, and several coal sales contracts located in eastern Kentucky (the "Bear Branch Operations" or "Bear Branch"). There are currently two underground mines (including one contract mine and one Company-operated mine) producing coal at Bear Branch. The Company expects Bear Branch to produce approximately 1,000,000 tons of coal annually over the life of the reserves. The Company will attempt to acquire, by purchase or lease, additional reserves for its Bear Branch Operations. This coal is transported by truck i) directly to the customer's plant or ii) to the Company's barge loading facility along the Big Sandy River, which is a navigable tributary of the Ohio River. The Bear Branch Operations, along with the contract mines on the Elk Horn reserves, make up the Company's Levisa Fork operation division.

         The Company's strategy has been to secure sales contracts with customers accessible from its own loading terminals in advance of planned increases in production. In each of the last five years, the Company's production has been fully committed under long-term sales contracts. Management believes that the strategy of being heavily contracted has provided the Company with greater flexibility in managing mine development, production levels and reserve life. In the year 2000, management anticipates that, with the expiration of the Company's long-term sales contract with Taiwan Power Company (the "TPC contract") in 1999 and the additional production from Fork Creek, more of its production will be sold on the spot market until commitments can be obtained for the coal. Although production at Fork Creek is not scheduled to commence until late in the second quarter of 2000, the Company has already committed to supply from Fork Creek approximately 800,000 tons in 2000, increasing to approximately 1,300,000 tons annually for 2001. If production is delayed, any contract tonnage which the Company is unable to ship in 2000 will, at the customer's discretion, be forfeited or deferred until 2001. The Company's current shipments on sales contracts and spot market agreements are primarily with domestic public utilities and industrial customers located in the upper Ohio River Valley and accessible by river barge transportation from the Company's terminal on the Big Sandy River. The Company shipped only 2% of its tonnage sold in 1999 by rail, but it anticipates shipping approximately 50% by rail once Fork Creek is fully developed.

         The Company has an integrated production, preparation and loading operation which management believes enhances control over product quality and consistency, storage capability and delivery scheduling for its customers. In 1990, the Company built a modern, heavy media preparation plant at Kiah Creek to clean and size its underground coal production, which the Company believes: (i) improved its reputation with customers by increasing the quality and quantity of marketable compliance and low-sulfur coal production and (ii) positioned the Company to be able to bid for more favorably priced sales contracts and spot market agreements. The Company acquired a second preparation plant in December 1999 when it purchased the Bear Branch Operations. The Company is still in the construction stage on its third preparation plant, which is located on the Fork Creek Reserves, and has begun to lay the track for its first rail loadout located at Fork Creek, which is expected to extend product control over new production at Fork Creek and provide the Company an opportunity to supply new customers in the Northeast and upper Midwest which are primarily accessible by rail.

         The Company utilizes room and pillar mining in its underground mines and contour, point removal and highwall mining at its surface mines, which the Company believes are the most cost-efficient methods for extracting its reserves given their geological composition. Although a majority of the Company's production has shifted toward underground mining, which generally can be more costly due to preparation costs, the Company's cash production costs at the mine site have declined from $18.81 per ton in 1993 to $17.37 per ton in 1999. Management believes that this decline resulted from the Company's ability to improve productivity from its mines and recovery rates at its preparation plant through better planning, improvements to its Kiah Creek preparation plant and more efficient use of capital equipment.

         In addition to the Company's coal operations, the Company also has a cotton ginning and warehousing business in South Carolina which accounted for approximately 3.6% of the Company's 1999 revenues. In 1996, the Company sold Pen Cotton Tennessee, its Tennessee cotton operations, and closed Pen Cotton Company of Alabama, Inc., its Alabama cotton merchandising activity. Approximately 18,000 bales of cotton were ginned in 1999, compared with approximately 19,000 bales in 1998. The Company receives fees for its services for ginning and warehousing. The Company also typically purchases cottonseed from the farmer at the time of ginning. The seed is then sold to a local oil mill who produces cottonseed oil or, more commonly, is sold into the dairy cattle market where the seed is used as feed. In 1999, revenues from this operation were $6.3 million. The South Carolina cotton operation revenues as a percentage of the Company's total revenues and EBITDA as a percentage of the Company's total EBITDA for the period from 1995 through 1999 were 7.2%, 8.1%, 5.6%, 5.0% and 3.6%, respectively and 0.6%, 2.7%, 1.6%, 1.8%, and 0.1% respectively. Consistent with the Company's strategy to focus on its core business, the Company may, given the right market conditions, choose to sell its remaining cotton operations.

         Pen Holdings, Inc. ("Pen Holdings") was incorporated under the laws of Tennessee in 1971. The Company's headquarters are located at Center Court Building, Suite 300, 5110 Maryland Way, Brentwood, TN 37027, and its telephone number is (615) 371-7300. As of December 31, 1999, the Company had 347 full time employees.

RISK FACTORS

         Investing in Pen Holdings' Notes (as defined below) involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below before investing in the Notes. If any of the following risks actually occur, Pen Holding's business, financial condition, or results of operations may be materially adversely affected.

LEVERAGE; ABILITY TO SERVICE DEBT

         The Company has, and will continue to have, substantial leverage. At December 31, 1999, the Company had approximately $123.1 million of indebtedness, representing approximately 66.0% of the Company's total capitalization. Furthermore, subject to certain restrictions in the indenture (the "Indenture") relating to Pen Holding's 9 7/8% Senior Notes due 2008 (the "Notes"), the Company may incur additional indebtedness from time to time to finance acquisitions, to provide for working capital or capital expenditures or for other purposes.

         The level of the Company's indebtedness could have important consequences to holders of the Notes, including, but not limited to, the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures (including Fork Creek) or other purposes, if necessary, may be impaired or such financing may not be on terms favorable to the Company; (ii) the Company will have significant cash requirements for debt service; (iii) financial and other covenants and operating restrictions imposed by the terms of the Indenture and by its Amended and Restated Credit Facility by and among Pen Holdings, certain of its subsidiaries, Mellon Bank, N.A., Canadian Imperial Bank of Commerce and First American Bank, N.A. (the "Credit Facility") will limit, among other things, its ability to borrow additional funds or to dispose of assets; (iv) a downturn in the Company's businesses will have a more significant impact on its results of operations; and (v) the Company may, subject to its covenants, increase indebtedness senior to the Notes immediately following the issuance of the Notes.

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

RELIANCE ON LONG-TERM SALES CONTRACTS, DEPENDENCE ON SIGNIFICANT CUSTOMERS AND RISKS ASSOCIATED WITH PRICE ADJUSTMENT PROVISIONS

         A substantial portion of the Company's coal is sold pursuant to long-term sales contracts which are significant to the stability and profitability of the Company's operations. In 1999, approximately 70% of the Company's revenues from coal sales were made under long-term sales contracts with seven customers. The Company's long-term sales contracts provided for coal to be sold at a price which exceeds the price at which such coal could be sold in the spot market.

         The TPC contract accounted for 36%, 23%, 25%, 23% and 13% of the Company's coal sales revenues from 1995 through 1999, respectively. The TPC contract expired in 1999, and was not renewed or extended due to the high transportation cost to Taiwan from the Gulf of Mexico, as compared with other sources. The Company's long-term sales contract with Dayton Power & Light, which expires in 2000, excluding option periods, accounted for 23%, 21%, 24%, 23% and 18% of the Company's coal sales revenues from 1995 through 1999, respectively. The Company's long-term sales contract with American Electric Power-Mountaineer, which expires at the end of 2000, accounted for 15%, 18%, 17%, 17% and 16% of the Company's coal sales revenues from 1995 through 1999. The Company continually bids on new contracts to replace existing contracts in order to align supply requirements with its anticipated production levels. There can be no assurance, however, that the Company will be able to secure additional contracts to replace any expiring contract or to replace such contract on terms favorable to the Company. As a result, the loss of these or other of its sales contracts could have a material adverse effect on the Company's financial condition and results of operations.

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

         The operating profit margins realized by the Company under its long-term sales contracts depend on a variety of factors, including production costs, transportation costs, delivered coal qualities and quantities and various general macro-economic indices, many of which are beyond the Company's control. In addition, price adjustment, price re-opener and other provisions may reduce the insulation from short-term coal price volatility provided by such contracts and may adversely impact the Company's operating profit margins. If any of the Company's long-term sales contracts were modified or terminated, the Company could be adversely affected to the extent that it is unable to find alternate customers at the same level of profitability. (See ITEM 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations.")

RELIANCE ON LONG-TERM MINERAL LEASES

         A portion of the Company's revenues is derived from the leasing of its coal reserves pursuant to long-term (longer than one year) mineral lease agreements. Although under such leases the lessees are required to pay certain minimum royalties upon entering into the lease by a lessee, they will generally be obligated to pay the Company royalties based on the level of its production from the leased reserve. In 1999, approximately 21.9% of the Company's gross profits were derived from the leasing of its mineral reserves. See "Selected Consolidated Financial Data." As of December 31, 1999, the Company had 31 mineral leases with a weighted average remaining life of approximately 6.65 years.

         The amount of gross profit the Company derives from long-term mineral leases is subject to the production of its lessees. The Company evaluates each prospective lessee to determine its ability to efficiently and productively mine the leased reserves based in large part upon past performance of the particular prospective lessee. Beyond this evaluation, however, the ability of the lessee to generate royalties for the Company is beyond the Company's control. Lessees and potential lessees participate in the same highly competitive industry as the Company. There can be no assurance that the companies which lease the Company's mineral reserves will continue to have production levels from the Company's reserves at the same levels they have been in the past.

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

HIGHLY COMPETITIVE INDUSTRY

         The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. The Company competes with other large producers and hundreds of small producers in the United States and abroad. Many of the Company's customers also purchase coal from its competitors. The markets in which the Company sells its coal are highly competitive and affected by factors beyond the Company's control. Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric utility industry, which accounted for approximately 87.4% of domestic coal consumption in 1999. These coal consumption patterns are influenced by the demand for electricity, coal transportation costs, environmental and other governmental regulation, technological developments and the location, availability and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power. In addition, during the mid-1970's and early 1980's, a growing coal market and increased demand attracted new investors to the coal industry and spurred the development of new mines and added production capacity throughout the industry. As a result of the increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, the industry has developed excess coal production capacity in the United States. Competition resulting from excess capacity encourages producers to reduce prices and to pass productivity gains through to customers. Moreover, because of greater competition in the domestic electric utility industry and increased pressure from customers and regulators to lower electricity prices, public utilities are lowering fuel costs by buying higher percentages of spot coal through a competitive bidding process and by only buying the amount of coal necessary under existing contracts to meet their contractual requirements. There can be no assurance that the Company will continue to be able to obtain long-term sales contracts with reliable customers as its reserves expand and as existing contracts expire. If a lower percentage of its revenues are generated pursuant to long-term sales contracts, the Company will be increasingly affected by changes in prices for coal in the spot market.

RISKS INHERENT TO MINING

         The Company's mining operations are subject to conditions beyond the Company's control which can negatively affect the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters such as heavy rains and flooding, unexpected maintenance problems of mine access structures, such as shafts and slopes, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in other geological and other conditions. (See "ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.")

IMPORTANCE OF ACQUISITIONS AND RELATED RISKS

         The Company has grown, in part, through the acquisition of coal companies, coal properties, coal leases and related assets, and management believes such acquisitions will continue to be important to the Company. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, some or all of which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in the development of such acquisitions or that the acquired companies or other businesses acquired in the future will achieve anticipated revenues and earnings. (See "ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.")

GOVERNMENT REGULATION OF THE MINING INDUSTRY

         The coal mining industry is subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. The Company believes all material permits required to conduct its present mining operations have been obtained. The Company has applied for the refuse disposal area permit at its Fork Creek Development. The issuance of that permit is pending. (See "ITEM 2 - Properties - Fork Creek.") The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted which may materially adversely affect the Company's mining operations, its cost structure and/or its customers' ability to use coal. New legislation, including proposals related to the protection of the environment which would further regulate and tax the coal industry, may also require the Company or its customers to change their operations significantly or incur increased costs. Such factors and legislation (if enacted) could have a material adverse effect on the Company's financial condition and results of operations.

         Recently, a legal challenge to the issuance of mountaintop mining permits in West Virginia created uncertainty relating to the regulation of the coal mining industry in West Virginia. In July 1998, a West Virginia property owner and environmental group instituted a challenge to state and federal permits granted in West Virginia for mountaintop removal coal mining in Bragg v. Robertson, et al. On February 17, 2000, a settlement was reached in Bragg, et al. Management understands that the settlement provides that the West Virginia Department of Environmental Protection ("WVDEP") will be required to regulate mountain top removal operations with a higher level of scrutiny than before, and that permits for removal operations will not be granted unless concrete development plans are submitted for post-mining landuses. New regulations to implement these guidelines are being proposed by the WVDEP. This settlement resolved all remaining issues in this case except one issue relating to buffer zones and valley fills. That issue is on appeal to the U.S. Court of Appeals for the Fourth Circuit. Management believes that although Bragg has delayed the issuance of certain mining permits, the settlement of the case provides more guidance to mining companies and operators relating to regulation concerning West Virginia operations. However, no assurances can be given that other legal actions or the remaining issue in Bragg, if adversely decided, could have a material adverse impact on the Company's financial condition and results of operations.

RECLAMATION AND MINE CLOSURE ACCRUALS

         The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals and contour reclamation at underground mines, scrap removal, and contour reclamation at its preparation plants. Other costs common to both types of mining are related to reclaiming refuse and slurry ponds. The Company accrues for current mine disturbance which will be reclaimed prior to final mine closure. The establishment of the final mine closure reclamation liability and the current disturbance is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. Although the Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures, the Company's financial condition and its future operating results would be adversely affected if such accruals were later determined to be insufficient.

IMPACT OF CLEAN AIR ACT AMENDMENTS ON COAL CONSUMPTION

         The federal Clean Air Act, as amended ("Clean Air Act") and amendments to the Clean Air Act ("Clean Air Act Amendments"), and corresponding state laws which regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by state and federal air emissions permitting requirements and/or emissions control requirements relating to particulate matter (e.g., "fugitive dust"). Coal mining and processing may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled utility power plants. Such regulations directly impact a coal producer's ability to sell coal to its customers. Regulations relating to fugitive dust and coal combustion emissions may restrict the Company's ability to develop new mines or could require the Company to modify its existing operations and products. Title IV of the 1990 Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. Implementing these rules sets baseline emission standards for such facilities. Reductions in such emissions will occur in two phases: the first began in 1995 ("Phase I") and applies only to certain identified facilities; and the second begins in 2000 ("Phase II") and will apply to most remaining facilities, as well as those subject to the 1995 restrictions. The affected utilities have been and may be able to meet these requirements by, among other ways, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing or trading "pollution credits." Specific emission sources will receive these credits which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. In addition, the Clean Air Act Amendments require a study of utility power plant emission of certain toxic substances and their eventual regulation, if warranted.

         The effect of the Clean Air Act Amendments on the Company cannot be completely ascertained at this time. The Company believes that implementation of Phase II will likely exert a downward pressure on the price of higher sulfur coal, as additional coal-burning utility power plants become subject to the restrictions of Title IV. This price effect is expected to result after the large surplus of pollution credits which has accumulated in connection with Phase I has been reduced and before utilities electing to comply with Phase II by installing scrubber sulfur-reduction technologies are able to implement such a compliance strategy. If the price of compliance coal rises as Phase II is implemented, scrubber compliance strategies may become more attractive to utility customers, thereby lessening the downward pressure on the price of high sulfur coal which could adversely affect the Company's prices for its compliance and low-sulfur coal. Currently, approximately 74% of the Company's coal reserves are estimated to be composed of compliance or low-sulfur coal and 26% of the Company's reserves are estimated to be composed of medium-sulfur coal.

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

POTENTIAL IMPACT OF KYOTO PROTOCOL

         On December 11, 1997, U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gas (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the Earth's climate) in the United States. The adoption of the requirements of the Kyoto protocol by the United States are subject to conditions which may not occur, and are also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto process could adversely affect the Company's financial condition and results of operations.

REPLACEMENT AND RECOVERABILITY OF RESERVES

         The Company's future success depends, in part, upon its ability to find, develop or acquire additional coal reserves. The reserves of the Company will generally be depleted as mining operations are conducted, except to the extent that the Company conducts successful exploration and development activities or acquires properties containing reserves. To increase reserves and production, the Company must continue its development, exploration and acquisition activities or undertake other replacement activities. The Company's current strategy includes increasing its reserve base through acquisitions of producing properties and by continuing to exploit its existing properties. There can be no assurance, however, that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success developing additional mines. Most of the Company's mining operations are conducted on properties owned or leased by the Company. Because title to most of the Company's leased properties and mineral rights is not thoroughly verified until a permit is obtained to mine the property, the Company's right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In addition, there is no assurance that the Company can successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interest in properties on which mining operations are not commenced during the term of the lease. (See "ITEM 2-Properties.")

PRICE FLUCTUATIONS AND MARKETS

         The Company's results of operations are highly dependent upon the prices received for the Company's coal. Any significant decline in prices for coal could have a material adverse effect on the Company's financial condition, results of operation and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines from current levels or other adverse market conditions, the Company may not be able to generate sufficient cash flow from operations to meet its obligations and make planned capital expenditures. (See "ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.")

         To the extent the Company is unable to sell its coal under long-term sales contracts, it would be forced to cease production or to sell its production into the spot market. The prices for spot coal sales are typically below the price received under long-term sales contracts. The Company estimates that, on average, spot sales for coal shipped through the Big Sandy River district in 1999 averaged approximately $4-5 less per ton (for comparable quality coal) than the amount received by the Company under long-term sales contracts.

         Another factor that may impact the sale of coal in the future is the development of coal commodity trading. The New York Mercantile Exchange initiated electricity commodity trading a few years ago and has been developing standards for coal contracts. The Exchange has announced its intention to initiate coal contract trading based on a Huntington, West Virginia barge loading hub. However, to date, the Exchange has not initiated such trading. The development of standards to determine pricing has been difficult because of the non-homogeneous character of coal and diversity in commodity trading, some brokerage and marketing firms have entered the coal markets and devised transactions that mimic commodity activity. Today, over-the-counter trading is being conducted to a limited extent on both firm forward transactions as well as put, call and other options. The trend to more commodity type transactions could mark a significant change in how coal is sold. It is too early to determine whether this trend will have a material effect on the Company and its operating results.

          Several years ago, the Internal Revenue Service added Section 29 to its code. This section is entitled "credit for producing fuel from a non-conventional source." This credit was intended to encourage the production of alternative fuels that are otherwise more expensive than their equivalent in oil. For instance a 12,500 BTU coal synthetic fuel product will generate a tax credit of $26.40 per ton for the synthetic fuel plant owner. In the coal based synthetic fuel plants, the plant starts with coal fines as the feedstock and adds a petroleum based emulsion binder to the coal to create a synthetic product that qualifies for the tax credit. This coal-based product is sold into the utility market and can be sold at a discount because of the tax credits afforded to the plant owner. In order to qualify for the credit the synthetic fuel plants had to be in production by July of 1998. However, it was not until 1999 that the impact from these plants was felt on the market. While a limited number of plants became qualified under the code requirements, the synthetic fuel from these plants were having an effect on the coal market.

RELIANCE ON ESTIMATES OF RECOVERABLE RESERVES

         There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. The coal reserve data set forth in this report are based on the Reserve Studies. Estimates of coal reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future coal prices, future operating costs, severance and excise taxes, development costs and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of coal attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances will likely be material. As a result, potential investors should not place undue reliance on the coal reserve data included herein. (See "ITEM 2-Properties.")

DEPENDENCE ON KEY MANAGEMENT AND CONTROL BY PRINCIPAL SHAREHOLDER

         The Company's business is managed by a number of key personnel, the loss of any of whom could have a material adverse effect on the Company. In addition, as the Company's business develops and expands, the Company believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel. (See "ITEM 10-Directors and Executive Officers of the Registrant.")

         William E. Beckner beneficially owns 90.4% of the outstanding voting securities of the Company. Accordingly, Mr. Beckner is able to control the election of the Company's directors and to determine the corporate and management policies of the Company, including decisions relating to any mergers or acquisitions by the Company, sales of all or substantially all of the Company's assets and other significant corporate transactions, which transactions may result in a Change of Control under the Indenture and Credit Facility. (See "ITEM 12-Security Ownership of Certain Beneficial Owners and Management.")

TRANSPORTATION

         The U.S. coal industry depends on rail, trucking and river barge transportation to deliver shipments of coal to customers. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers and thus adversely affect the Company's financial condition and operating results. Transportation costs are a significant component of the total cost of supplying coal to customers and can affect significantly the Company's competitive position and profitability. Increases in the Company's transportation costs, or changes in such costs relative to transportation costs incurred by providers of competing coal or of other fuels, could have an adverse effect on the Company's financial condition and operating results. Although the Company currently has fixed-price transportation contracts with its transportation providers, the significant increase in diesel fuel and gasoline prices could adversely affect the Company's ability to renew these contracts at current levels. In addition, the Company may be adversely affected by labor or other disruptions throughout the transportation industry as a whole.

         In the past, the Company has experienced delays in transporting coal from its mine sites near the Kentucky-West Virginia border due to temporary cessations of operations at its Big Sandy River loading terminals. In the past, the Big Sandy River has flooded or water levels have risen after sustained periods of adverse weather conditions, forcing the terminals to cease loading barges. These terminals were unable to load barges 45 days during the five year period ending December 31, 1999. Delays in transporting its coal to customers increases the Company's cost of production and decreases customer satisfaction and, if prolonged, could have a material adverse effect on the Company. It is anticipated that coal production from Fork Creek will be shipped on rail via CSX and, as a result, the Company will be dependent upon CSX to transport this coal.

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

ITEM 2. PROPERTIES.

Mining Operations

         For reference, the Company has included on page M-1, a small scale map illustrating the Company's coal operation. See "Page M-1-Kentucky-West Virginia Operation".

         Captive Coal Production - Summary. The Company currently conducts mining operations in various locations by two operating divisions (Kiah Creek and Levisa Fork), and plans to begin mining operations at a third operating division (Fork Creek) in 2000. Approximately 55% of the Company's 1999 production originated from its underground mines, and approximately 45% originated from its surface mines. Coal seam thickness, location and the amount of overburden required to be removed, among other conditions, are factors utilized by the Company to determine the appropriate mining method. The Company has shifted a greater percentage of its production to underground mines to maximize its reserve utilization. In 1993, 37% of the Company's production was from underground mines, compared to 55% in 1999. Contract miners, under the terms of contract mining agreements with the Company, operated in seven underground mines and three surface mines on the Company's Elk Horn reserves during 1999. Contract mining has represented 21%, 17%, 22%, 16% and 21% of the Company's coal production in the periods 1995 through 1999, respectively.

         The following table presents the Company's total captive coal production for the previous five years for its regions:

         REGION                      1995        1996         1997          1998          1999
         ------                      ----        ----         ----          ----          ----
                                                     (IN THOUSANDS OF TONS)
Kiah Creek (West Virginia)           2,161       2,746        2,947         3,244         3,659
Levisa Fork (Kentucky) (1)             896         552          557           707           991
                                     -----       -----        -----         -----        ------
   Total                             3,057       3,298        3,504         3,951         4,650
                                     =====       =====        =====         =====         =====

(1) Includes the production of a Company operated mine in Kentucky known as Big River Mining which produced 255,000 tons in 1995. Includes production for 1999 by the Bear Branch operation, which the Company acquired in December 1999. Production from Bear Branch was 18,000 tons for 1999.

         Kiah Creek. The Company's major mining operations are located at Kiah Creek. These reserves were purchased by the Company in 1987 for $16.5 million, and mining operations commenced shortly thereafter with surface mining and, later, underground mining. This property consists of approximately 45,000 acres of surface area located in Wayne, Lincoln and Mingo counties in southern West Virginia. In 1995 and 1996, the Company acquired by lease approximately 26 million tons of reserves which are contiguous to Kiah Creek. Management estimates that the Company currently owns in fee approximately 25 million tons of reserves and currently controls, primarily through leases, an additional approximately 23 million tons of reserves on this property. Management estimates that the quality of its production at Kiah Creek has averaged 10 to 15% ash, and 11,500 to 12,500 Btu per pound, and that its remaining reserves at Kiah Creek are 45% compliance coal, 28% low-sulfur and 27% medium sulfur.

         At Kiah Creek, three underground mining units in three underground mines are currently operating. The Company operates one underground mining unit in its Mine #3 in the Coalburg seam, one underground mining unit in its Mine #4 in the 5-Block seam and one underground mining unit in its Mine #5 in the 5-Block seam. In addition, for the first half of 1998, a contract mining company had operated one underground mining unit at the Company's Mine #2 in the Coalburg seam. Mining is now complete at Mine #2. Approximately 1.0, 1.5, 1.9,
2.0 and 2.0 million tons of coal were produced from the Company's Kiah Creek underground mines in the years from 1995 through 1999, respectively.

         The Company also operates one surface mine in the 5-Block seam at Kiah Creek. The Company utilizes contour and point removal and area mining techniques in its surface mining operations. Late in the second quarter of 1999, the Company added a highwall miner to its Kiah Creek surface mine to supplement the production from that mine. Approximately 1.2, 1.3, 1.1, 1.2 and 1.7 million tons of coal were produced from the Company's Kiah Creek surface mines in the years from 1995 through 1999, respectively.

         The Company owns and operates a computer-controlled, 600 tons-per-hour heavy media preparation plant on the Kiah Creek property where the coal from all of its underground mines on this property and a small percentage of its surface mined coal is processed. The preparation plant sizes the raw product, then directs the sized product to one of three circuits: heavy media vessel, heavy media cyclones or spirals. Each of these circuits utilizes gravity separation to separate coal from rock and other impurities. This preparation plant is also capable of producing stoker coal. The preparation plant has a storage capacity of approximately 50,000 tons of raw and washed coal and a processing capacity of approximately four million raw tons per year. This plant processed 1.0, 1.5, 1.9, 2.0 and 2.2 million tons of clean coal in the years from 1995 through 1999, respectively, and has averaged recovery rates of 42%, 54%, 51%, 53% and 54% in the years 1995 through 1999, respectively. The preparation plant currently operates 24 hours per day, seven days a week.

         The coal from the Kiah Creek surface mine and from the Kiah Creek preparation plant is sent by truck via Company roads and state highways approximately 50 miles to the Company's Wayne County River Terminal located in West Virginia along the Big Sandy River, a navigable tributary of the Ohio River. The Company built its Wayne County facility in 1988 at an initial cost of approximately $3.5 million and has made additional capital expenditures on this facility of $3.9 million. This river terminal, which is approximately 15 miles from Huntington, West Virginia, has blending capabilities and a loading capacity of approximately six million tons annually.

         Currently, the Company's coal is delivered by barge to its domestic customers along the Ohio River and Mississippi Rivers. Either an independent barge operator or the Company's customers transport the coal after it has been loaded into the river barges. In April 1998, the Company ceased operations at its smaller river terminal in Kentucky located along the Big Sandy River. This termination occurred because management believes the Company's barge loading needs can be more efficiently met at the Company's Wayne County River Terminal. The Kentucky dock facility is currently being marketed for sale.

         The Company shipped 4.1, 4.4, 4.5, 4.7 and 5.0 million tons from its terminals on the Big Sandy River from 1995 through 1999, respectively. According to the Big Sandy River Committee, an organization of shipping facilities on the Big Sandy River, including 10 coal-loading facilities, the Company shipped more tonnage than any other operator on this river in 1996, 1997, 1998 and 1999.

         Generally, the Company undertakes and controls all permitting and permit maintenance under the SMCRA requirements and similar state requirements in West Virginia for its captive production. The Company provides surety bonds for these SMCRA permits.

         Levisa Fork. Captive production for the Company on the Elk Horn reserves (see description of the Elk Horn reserves under Elk Horn Coal Leasing) is performed by contract miners as a part of the Levisa Fork division. Levisa Fork's current contract mines include seven underground mines and two surface mines. Because of the reserve's geological composition, Levisa Fork's contract underground miners currently utilize conventional mining techniques which generally result in less volume and productivity per man hour versus utilizing continuous mining units. However, conventional mining tends to produce coal with less ash content which reduces the requirement to wash the coal at a preparation plant. As a result, the Company does not maintain a preparation plant on the Elk Horn reserve.

         Under these contract mining arrangements, the Company contracts with independent mining companies to extract coal in exchange for a predetermined per-ton fee. Contract mining fees at the Elk Horn operations have averaged approximately $14.99 per ton from 1995 through 1999. Contract mining fees typically exclude taxes and royalties. The relationships between the Company and its contract miners are generally governed by the Company's standard contract mining agreement (the "Contract Mining Agreement"). The Contract Mining Agreement is for a term of one year which is automatically renewed from year-to-year, although either party may elect not to renew upon 60 days' notice. Several of the Contract Mining Agreements allow either party to terminate upon 30 days' notice for virtually any reason. Each Contract Mining Agreement provides that the independent contractor meet certain minimum daily and monthly production requirements and minimum coal quality standards. Contractors are given premiums or charged penalties based on delivered coal quality. The Contract Mining Agreement is not assignable by the contractor without the express permission of the Company nor is a significant change in ownership of the contractor permitted. The Contract Mining Agreement requires the contractor to provide all of the equipment, manpower and other resources necessary to mine the coal. The contractor must provide all required insurance coverage to its employees and liability insurance for its operation. The Contract Mining Agreement provides that the contractor will hold the Company harmless from any environmental or health and safety liability incurred by the contractor as a result of its mining. The Company in conjunction with the contractor, determines the most efficient mining plan for the coal reserve in order to maximize the use of the resources.

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

         From 1995 through 1999, contract mining at the Company's Levisa Fork operations on the Elk Horn reserves produced 282,000, 641,000, 552,000, 557,000, 707,000 and 971,000 tons, respectively. The average raw coal quality produced by these contract mining operations has consistently exceeded the Company's sales contract requirements.

         In December 1999, the Company purchased the Bear Branch Operations in Martin and Lawrence counties in eastern Kentucky which are estimated to include approximately 4,500,000 tons of coal reserves, a preparation plant, equipment and several coal sales contracts. There are currently two underground mines (including one contract mine and one Company-operated mine) producing coal. The Company expects the Bear Branch operation to produce approximately 1,000,000 tons of coal annually over the life of its reserves. Consistent with its historical strategy, the Company will attempt to acquire, by purchase or lease, additional reserves for its Bear Branch Operations. The Bear Branch Operations, along with the contract mines on the Elk Horn reserves, make up the Company's Levisa Fork operating division.

         The coal produced for the Company by the Levisa Fork division is transported by truck either directly to customers or to the Company's Wayne County River Terminal on the Big Sandy River for delivery to customers along the Ohio River and Mississippi River systems and to the Gulf of Mexico.

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

         The Company expects to invest approximately $72 million (excluding mobile mining equipment) of which $44 million has been invested through December 31, 1999, to develop this property, including the construction of an upgradable 900 tons per hour coal preparation plant and a 150 car, four hour, batch weigh, fast feed rail loadout adjacent to a CSX rail line and an access road to the heart of the property. This expected investment for development of Fork Creek is larger than the investment previously planned because management believes the income from the property can be significantly increased with a larger preparation plant and other infrastructures. The Company anticipates that the construction of the preparation plant and the rail loadout will be complete by mid-2000 (See "ITEM 1-Business"). A portion of the proceeds from the Notes have been used to fund a portion of the Fork Creek development, and in particular to fund the construction of the preparation plant and rail loadout. In addition to rail transportation, management believes that coal from this property may also be cost-effectively transported by truck to river terminals located on the nearby Kanawha River and loaded into river barges for shipment along the Ohio River and Mississippi River systems. The Fork Creek reserves are accessible by truck via a state highway and an access road which is now complete. The Company believes that flexibility in transporting coal by rail or river barge will provide it with a competitive advantage in increasing the number of potential customers for coal from this property.

Leasing Operations

         Elk Horn Coal Leasing. In 1994, the Company acquired the Elk Horn properties through its purchase of all of the outstanding capital stock of The Elk Horn Coal Corporation for $71 million in cash. This acquisition made the Company one of the largest private owners of coal reserves in Central Appalachia. The Company produces coal through the use of contract mining companies and leases to other coal companies the mineral rights to a portion of the coal from its Elk Horn reserves. The Company's Elk Horn reserves include approximately 142,000 non-contiguous surface acres of coal bearing lands located in Floyd, Johnson, Knott, Letcher, Magoffin, Martin and Pike counties in eastern Kentucky, all of which is owned in fee. Based on the Reserve Studies, the Elk Horn reserves are estimated to contain more than 92 million tons of coal.

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

         During the year ended December 31, 1999, the Company had 20 operators who were actively mining on leased coal reserves, including MC Mining, Inc., Bull Creek Coal Corporation, Locust Grove, Inc., Johns Creek Coal Company, Maple Ridge Inc., Industrial Fuels Minerals Company, Kris-Coal Mining, Inc., Turner Elkhorn Mining Company, Pike-Letcher Land Company, and Mineral Resources, Inc. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases generally varies from three to five years with five years being the most common term. The Company has a limited number of longer term leases which have terms of 35 years to the exhaustion of the reserve. Under these longer term leases the royalties range from 4% to 7% of the coal sales price. A minimum royalty is required whether the property is mined or not. If sufficient coal is not mined such that the property does not meet the minimum, the lessee pays the deficiency. Such deficiency (or minimum royalty) can be recouped by the lessee as a credit against royalties owed on mined coal if there is production within a period of time after a deficiency is paid. This system motivates the lessee to maximize production of the property during the term of the lease. The Company's credit experience with its lessees has historically been favorable, with minimal bad debt write-offs for the period from 1995 through 1999 of $27,000, $3,000, $111,000, $0 and $40,767, respectively. The
Company has subsequently recovered $86,000 of the $111,000 written off in 1997.

         In the period from 1995 through 1999, independent coal producers mined approximately 3.7, 3.4, 3.0, 3.3 and 4.0 million tons, respectively, of coal under leases. Management believes that the amount of leased coal mined in 1999 increased from 1998 levels due to several new lessees' mines starting production in late 1998 and during 1999. Leasing contributed an average of $8.6 million per year in revenues since 1995 and management believes leasing will continue to generate significant revenues based on existing leases and indications of future mining activity by these operators.

         In recent years, Elk Horn's internal engineering and mapping group has identified and prioritized the coal reserves which are favorable for development. Management has proactively sought lessees for these identified areas. The Company has also leased in response to inquiries about mining opportunities in specific seams, areas, or boundaries. The Company is still in negotiation with a potential buyer for the sale of the outstanding stock of the Elk Horn Coal Corporation. Management anticipates substantial cash will be generated from the sale of this subsidiary. The Company's strategy, if the sale is not consummated, would likely be to retain the Company and revert to its historical objective, which is to acquire by purchase or lease properties contiguous to its Elk Horn properties in order to offer additional lease tracts to coal operators.

Transportation Operations

         Wayne County River Terminal. The Company's coal is currently transported to its customers primarily by barges loaded at this river terminal on the Big Sandy River and, to a much lesser extent, by truck and rail. The Company generally pays truck charges to deliver coal from its preparation plant or mine site to its Wayne County River Terminal and incurs costs to load it onto a barge. Customers typically pay the transportation costs from the barge to the customer's ultimate destination of delivery. The average annual per ton cost incurred by the Company for transporting its coal from the preparation plant or mine site to its river terminals during the period from 1995 through 1999 was $3.78.

         The Company currently contracts with four independent trucking companies to haul its coal from the mine site or preparation plant to the Wayne County River Terminal. These hauling arrangements typically consist of a term of three years and are based on a fixed fee per ton. The Company believes it can replace, if necessary, any of its independent trucking relationships with other independent trucking companies upon relatively short notice.

         International Marine Terminals. The Company has a one-third partnership interest in International Marine Terminals ("IMT"). IMT owns and operates an ocean marine loading facility located in Louisiana south of New Orleans along the Mississippi River. IMT (i) transloads coal from river barges into gulf barges or ocean going vessels to Gulf Coast coal customers and international markets; (ii) transloads petroleum coke for domestic producers (or their sales brokers); and (iii) provides transloading services for the U.S. steel industry with imported iron ore and other ferro alloys. During 1999, IMT transloaded a total of 5.6 million tons of cargo, 0.6 million tons of which related to the Company's TPC contract, which expired in 1999.

Cotton Operations

         Pen Cotton Company of South Carolina. The Company has a cotton ginning and warehousing business in South Carolina which accounted for approximately 3.6% of the Company's 1999 revenues. In 1996, the Company sold Pen Cotton Tennessee, its Tennessee cotton operations, and closed Pen Cotton Company of Alabama, Inc., its Alabama cotton merchandising activity. Approximately 18,000 bales of cotton were ginned in 1999, compared with approximately 19,000 bales in 1998. The Company receives fees for its services for ginning and warehousing. The Company also typically purchases cottonseed from the farmer at the time of ginning. The seed is then sold to a local oil mill who produces cottonseed oil or, more commonly, is sold into the dairy cattle market where the seed is used as feed. In 1999, revenues from this operation were $6.3 million. The South Carolina cotton operation revenues as a percentage of total revenues and EBITDA as a percentage of total EBITDA for the period from 1995 through 1999 were 7.2%, 8.1%, 5.6%, 5.0% and 3.6%, respectively and 0.6%, 2.7%, 1.6%, 1.8% and 0.1%, respectively. Consistent with the Company's strategy to focus on its core business, the Company may, given the right market conditions, choose to sell its remaining cotton operations.

Administrative Offices

         The Company maintains administrative offices in Brentwood (located near Nashville), Tennessee; Kenova, Dunlow, Charleston, and Alum Creek, West Virginia; and Prestonsburg and Richardson, Kentucky.

ITEM 3. LEGAL PROCEEDINGS.

         On February 25, 2000, in a two-to-one split decision, the Commonwealth of Kentucky Court of Appeals upheld the September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly-owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus pre-judgment interest). This lawsuit was brought against The Elk Horn Coal Corporation ("Elk Horn", a wholly-owned subsidiary of Pen Holdings, Inc.) on a case relating to a coal lease that was entered into by Elk Horn prior to the Company's purchase of Elk Horn.

         Elk Horn intends to file a petition for re-hearing with the Commonwealth of Kentucky Court of Appeals. Pending the outcome of that motion, the Commonwealth of Kentucky Court of Appeals' decision is reviewable by the Supreme Court of Kentucky. The Supreme Court of Kentucky has complete discretion to determine whether to accept Elk Horn's request for review of the Commonwealth of Kentucky Court of Appeals' decision. Notwithstanding the recent decision of the Commonwealth of Kentucky Court of Appeals, Elk Horn's litigation counsel and the Company's management believe that there are meritorious grounds for reversal and/or modification of this verdict on appeal on the issue of liability and damages. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company does not have a class of equity securities which are registered under the Securities Exchange Act of 1934. No equity securities were sold by the Company during the year ended December 31, 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the five years ended December 31, 1999 have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company and related notes included elsewhere in this document. For purposes of this presentation, depreciation, depletion, and amortization have been reclassified into a separate component of operating expenses from cost of sales and selling, general and administrative. The balance sheet items as of December 31, 1995, 1996 and 1997 and the statement of operations data and other data for the years ended December 31, 1995 and 1996 have been derived from audited consolidated financial statements not included herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (DOLLARS IN THOUSANDS, EXCEPT PER TON AND FOOTNOTE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                             1995        1996        1997        1998        1999
                                                             ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Revenue:
Coal sales                                                 $ 147,169   $ 154,205   $ 161,462   $ 154,908   $ 158,856
Leased coal                                                   10,738       9,348       8,235       6,121       8,386
Other                                                         28,136      18,916      12,592       8,522       6,256
                                                           ---------   ---------   ---------   ---------   ---------
         Total revenues                                      186,043     182,469     182,289     169,551     173,498

Cost of sales:
Coal sales                                                   127,890     134,267     138,948     130,516     135,055
Leased coal                                                    1,355       1,179       1,171       1,706       1,688
Other                                                         24,443      15,370       9,906       8,206       6,236
                                                           ---------   ---------   ---------   ---------   ---------
         Total cost of sales                                 153,688     150,816     150,025     140,428     142,979

Gross profit:
Coal sales                                                    19,279      19,938      22,514      24,392      23,801
Leased coal                                                    9,383       8,169       7,064       4,415       6,698
Other                                                          3,693       3,546       2,686         316          20
                                                           ---------   ---------   ---------   ---------   ---------
         Total gross profit                                   32,355      31,653      32,264      29,123      30,519

Selling, general and administrative                            5,540       5,013       5,445       4,407       5,274
Depreciation, depletion, and amortization(1)                  13,975      14,742      15,290      15,270      14,861
                                                           ---------   ---------   ---------   ---------   ---------
Operating income                                              12,840      11,898      11,529       9,446      10,384
Interest expense(2)                                           10,340       9,186       7,906       9,682       9,315
Other income                                                   1,698       2,884       6,090       3,244       1,198
                                                           ---------   ---------   ---------   ---------   ---------
Income from continuing operations before income taxes          4,198       5,596       9,713       3,008       2,267
Income taxes                                                   1,137       1,463       2,246        (213)     (1,300)
                                                           ---------   ---------   ---------   ---------   ---------
Income before discontinued operations                          3,061       4,133       7,467       3,221       3,567
Income (loss) from discontinued operations (3)                    70      (1,448)         --          --           0
                                                           ---------   ---------   ---------   ---------   ---------
         Net income before extraordinary item              $   3,131   $   2,685   $   7,467   $   3,221   $   3,567
                                                           =========   =========   =========   =========   =========

OPERATING DATA:

Coal sold (in thousands of tons)                               4,734       5,051       5,317       5,340       5,757
Coal production (in thousands of tons)(4)                      3,057       3,298       3,504       3,951       4,638
Leased coal production (in thousands of tons)                  3,739       3,406       2,952       3,300       3,979
Average sales price per ton of coal(5)                     $   31.09   $   30.53   $   30.37   $   29.01   $   27.59
Average cash cost per ton of coal shipped (FOB barge)(6)       25.46       23.05       23.22       22.58       21.92
Average leasing revenue per ton of coal(7)                      2.87        2.74        2.79        1.85        2.11

STATEMENT OF CASH FLOW DATA:

Net cash provided  by operating activities                 $  23,176   $  18,974   $  17,502   $  16,883   $  16,754
Net cash provided (used) by investing activities                (801)      2,440      14,900     (12,940)    (51,485)
Net cash provided (used) by financing activities             (19,409)    (27,689)    (28,136)     10,918      15,052

                                                                           YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                             1995        1996        1997        1998        1999
                                                             ----        ----        ----        ----        ----
BALANCE SHEET ITEMS:
Cash and cash equivalents                                      8,160       1,885       6,151      21,012       1,333
Working capital(8)                                             4,412      12,953      11,895       9,289       6,684
Total assets                                                 257,628     231,753     224,847     243,827     259,308
Total debt                                                   109,374      96,873      86,371     108,003     123,133
Mandatorily redeemable preferred stock(9)                     13,650      15,344      17,097      14,115      13,018
Total shareholders' equity                                    34,793      35,786      41,486      45,823      50,487

OTHER DATA:
EBITDA(10)                                                    26,815      26,640      26,819      24,487      25,245
Capital Expenditures(11)                                       5,902       9,542       7,969      17,098      49,495

----------
(1) Excludes $62,000 and $116,000 of finance cost amortization for the twelve months ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1999, depreciation, depletion, and amortization excludes $441,000 of finance cost amortization and $151,000 of capitalized depreciation related inventory at December 31, 1999.

(2) Excludes capitalized interest expense of $97 for the year ended December 31, 1997, $1,417,000 for the year ended December 31, 1998, and $2,801,000 for the year ended December 31, 1999. There was no capitalized interest expense in any prior periods.

(3) Represents the earnings (loss) of Pen Cotton Alabama, Pen Hardwood and Pen California (collectively, the "Discontinued Operations"), which were discontinued or disposed of in 1996 and 1995.

(4) Coal production includes contract mining production of 641,000, 552,000, 770,000, 844,000, and 989,000 tons for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

(5) In the five years ended December 31, 1999, the average sales price per ton of coal includes per-ton costs of approximately $2.71, $1.97, $1.98, $1.54, and $.82 respectively, for the shipment of coal sold to Taiwan Power Company from the Company's loading facility on the Big Sandy River until loaded into a vessel at a transloading facility along the Mississippi River near the Gulf of Mexico.

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

(9) The Company's outstanding Convertible Preferred Stock was issued in connection with the Company's Recapitalization in December 1995. The convertible preferred stock which had an original liquidation preference of $13,650,000 does not pay cash dividends and no dividends accrue from the date of issuance through December 2000; beginning in January 2001, dividends will accrue on the then liquidation preference at an annual rate of 25.25% for a five-year period. The aggregate amount of dividends which will accumulate from 2001 to 2006 is being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. The Convertible Preferred Stock is mandatorily redeemable in January 2006 and is redeemable with the issuance of a note equal to the liquidation preference which equally amortizes over the 10 years following the redemption at an interest rate 2.25% above the rate on five-year U.S. Treasury obligations. Accumulated dividends will be payable on the same terms over the same period. The liquidation preference of the Convertible Preferred Stock, as well as the amounts owed upon redemption of the Convertible Preferred Stock, are to be reduced by any tax deficiencies or settlements (including interest and penalties) paid or payable for all tax periods beginning prior to December 29, 1995. The liquidation preference of the Convertible Preferred Stock was reduced to $10,238,000 in December 1998 for the January 1999 settlement of the Company's 1982-1989 tax court matters and further reduced to $8,650,000 for the settlement of the 1990-1993 IRS audit examination. The Convertible Preferred Stock is convertible, at the option of the holder, into 2,950,000 shares of Class I Common Stock. The conversion feature is exercisable from January 2001 until January 2002, and immediately prior to certain fundamental transactions.

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

(11) Includes capital additions financed through capital lease transactions amounting to $1,287,000, $7,221,000, $4,098,000, $2,156,000 and $0 for
       the years ended December 31, 1995 through 1999. Capital expenditures for 1999 include $10,255,000 related to the purchase of the Bear Branch reserves and related assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Cheyenne litigation, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in "ITEM 1-Business-Risk Factors". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                        ------------
                                                             1999           1998           1997
                                                             ----           ----           ----
OPERATING DATA:
Revenues                                                     100.0%         100.0%         100.0%
Operating expenses:
   Cost of sales                                              90.6           91.5           90.3
   Selling, general and administrative                         3.4            3.0            3.3
                                                            ------          -----         ------
Operating income                                               6.0            5.5            6.4
   Interest expense                                            5.4            5.7            4.3
   Other income                                                 .7            2.0            3.3
                                                            ------          -----         ------
Income from continuing operations before income taxes          1.3            1.8            5.4

   Provision (benefit) for income taxes                       (0.7)          (0.1)           1.3
                                                            ------          -----         ------

Income before extraordinary item                               2.0            1.9            4.1
Extraordinary item, net of taxes                                --           (1.1)            --
                                                            ------          -----         ------
Net income                                                     2.0%           0.8%           4.1%
                                                            ======          =====         ======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

         Coal sales. Coal sales revenues were $158,856,000 for the year ended December 31, 1999 compared to $154,908,000 for the year ended December 31, 1998, an increase of 2.5%. The increase primarily resulted from increased volume shipped. Coal sales volume was 5.8 million tons for the year ended December 31, 1999 compared to 5.3 million tons for the year ended December 31, 1998, an increase of 7.8%. During the fourth quarter of 1999, the Company made its final shipment on the TPC Contract. (See "ITEM 1 - Reliance on Long Term Sales Contracts, Dependence on Significant Customers and Risk Associated With Price Adjustment Provisions.")

         Coal leasing. Coal leasing revenues were $8,386,000 for the year ended December 31, 1999 compared to $6,121,000 for the year ended December 31, 1998, an increase of 37.0%. The increased revenue primarily resulted from increased production from lessees' mining operations which was 4.0 million tons for the year ended December 31, 1999 compared to 3.3 million tons for the year ended December 31, 1998, an increase of 20.6%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the years ended December 31, 1999 and December 31, 1998. Other revenues were $6,256,000 for the year ended December 31, 1999 compared to $8,522,000 for the year ended December 31, 1998, a decrease of 26.6%. The decrease is primarily attributable to a reduction of $1,730,000 in revenue from cotton sales. Cotton sales are offered as a service to the Company's ginning customers and vary from year to year depending on the demand for this service from the Company's customers.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $147,021,000 for the year ended December 31, 1999 compared to $142,642,000 for the year ended December 31, 1998, an increase of 3.1%. This increase resulted primarily from increased volume of coal shipped. Cost of coal sold decreased from $26.78 per ton in 1998 to $25.53 per ton in 1999, due primarily to favorable weather conditions and improved operating efficiencies at the Kiah Creek operation.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $4,336,000 for the year ended December 31, 1999 compared to $3,980,000 for the year ended December 31, 1998, an increase of 8.9%. The increase primarily resulted from an increase in the volume of coal mined by lessees.

         Cost of Sales-Other. Cost of other revenues were $5,868,000 for the year ended December 31, 1999 compared to $8,480,000 for the year ended December 31, 1998, a decrease of 30.8%. This decrease is primarily related to decreases in cotton sales as discussed above. See "Revenues-Other."

OTHER

         Selling, general and administrative expenses totaled $5,889,000 for the year ended December 31, 1999 compared to $5,003,000 for the year ended December 31, 1998, an increase of 17.7%. This increase primarily resulted from increased payroll costs, payroll benefit costs, consulting fees, and bank fees. Payroll costs increased as a result of opening a coal field office in Charleston, West Virginia, as part of the staff in the office had previously been charged to cost of sales. Payroll benefits increased primarily as a result of higher medical claims on the Company's self insured medical plan. Consulting costs increased as a result of the Company's decision to outsource more of its information technology needs. Bank fees increased as a result of increased line of credit non-utilization fees. In conjunction with the issuance of the Senior Notes in June of 1998, the Company's line of credit was increased from $12 million to $40 million. Selling, general and administrative expenses were 3.4% and 3.0% of revenues for the years ended December 31, 1999 and 1998, respectively.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization, and other non-cash items; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $25,245,000 for the year ended December 31, 1999 compared to $24,487,000 for the year ended December 31, 1998, an increase of 3.1%. This increase is primarily attributable to the increased coal sales.

         Interest expense totaled $9,315,000 for the year ended December 31, 1999 compared to $9,682,000 for the year ended December 31, 1998, a decrease of 3.8%. This decrease is primarily attributable to interest payable to the Internal Revenue Service relating to settlement of the Company's 1982-1989 tax court matter, which was recorded in the fourth quarter of 1998.

         Interest income totaled $1,926,000 for the year ended December 31, 1999 compared to $2,213,000 for the year ended December 31, 1998, a decrease of 13.0%. This primarily resulted from the Company's use of cash (which was previously earning interest) to develop the Fork Creek operations.

         Other expense was $728,000 for the year ended December 31, 1999 compared to income of $1,031,000 for the year ended December 31, 1998. Other expense for 1999 was related primarily to the Company's share of the loss of its one-third partnership interest in International Marine Terminals (IMT). Other income for 1998 results primarily from gain on the sale of certain mining equipment and income that resulted from a U.S. Supreme Court ruling relating to the Coal Industry Retirees Health Benefit Act (CIRHBA) which was favorable to the Company.

         Income taxes were a benefit of $1,300,000 for the year ended December 31, 1999 compared to a benefit of $213,000 for the year ended December 31, 1998, a decrease in tax expense of $1,087,000. The decrease is a result of lower pre-tax income by $741,000 in the year ended December 31, 1999 than in the year ended December 31, 1998 and the impact of the reduction in the effective tax rate. The reduction in the effective tax rate from (7.1%) in 1998 to (57.3%) in 1999 results principally from (i) the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pretax income and (ii) the reduction of taxes previously accrued for the settlement of the 1990-1993 IRS examination.

         The Company had net income of $3,567,000 for the year ended December 31, 1999 compared to $1,355,000 for the year ended December 31, 1998. The increase resulted primarily from the extraordinary loss on retirement of debt in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUES

         Coal sales. Coal sales revenues were $154,908,000 for the year ended December 31, 1998 compared to $161,462,000 for the year ended December 31, 1997, a decrease of 4.1%. Although overall coal sales volume remained consistent between 1997 and 1998, the decreased revenue is primarily attributable to a reduction of 112,000 tons in shipments to an international government owned foreign utility with which the Company had a long-term sales contract. Sales prices on this contract are higher than domestic sales prices because they include the additional cost of transportation and handling included with international shipments. The reduced tonnage to this customer is the result of a concession made with the customer during annual price renegotiations.

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

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the year ended December 31, 1998 and cotton ginning, cotton warehousing, sales of cottonseed, and barge revenue for the year ended December 31, 1997. Other revenues were $8,522,000 for the year ended December 31, 1998 compared to $12,592,000 for the year ended December 31, 1997, a decrease of 32.3%. This decrease is primarily attributed to $2,300,000 of barge lease revenues for 1997, which were not earned in 1998 due to the sale of the Company's barge fleet in December 1997. The decrease is also attributable to a reduction of $1,473,000 in revenue from cotton sales. Cotton sales are offered as a service to the Company's ginning customers and varies from year to year depending on the demand for this service from the Company's customers.

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

         Cost of sales-Leasing. Cost of coal lease revenues totaled $3,980,000 for the year ended December 31, 1998 compared to $3,410,000 for the year ended December 31, 1997, an increase of 16.7%. The increase primarily resulted from an increase in the volume of coal mined by lessees and increased legal costs of $385,000 primarily to litigate the Cheyenne lawsuit (see discussion in Part I, ITEM 3 - Legal Proceedings).

         Cost of Sales-Other. Cost of other revenues were $8,480,000 for the year ended December 31, 1998 compared to $11,184,000 for the year ended December 31, 1997, a decrease of 24.2%. This decrease is primarily related to decreases in barge costs for the company's barge fleet and cotton sales as discussed above. See "Revenues-Other".

OTHER

         Selling, general and administrative expenses totaled $5,003,000 for the year ended December 31, 1998 compared to $6,090,000 for the year ended December 31, 1997, a decrease of 17.8%. This decrease primarily resulted from reductions in salaries and legal fees. Selling, general and administrative expenses were 3.0% and 3.3% of revenues for the year ended December 31, 1998 and 1997, respectively.

         As a result, EBITDA totaled $24,487,000 for the year ended December 31, 1998 compared to $26,819,000 for the year ended December 31, 1997, a decrease of 8.7%. This decrease is primarily attributable to the reduced revenue in 1998 from the sale of the Company's barge fleet in December 1997. Excluding the Company's barge fleet, EBITDA was $24,553,000 for the year ended December 31, 1997.

         Interest expense totaled $9,682,000 for the year ended December 31, 1998 compared to $7,906,000 for the year ended December 31, 1997, an increase of 22.5%. This increase is primarily attributable to interest payable to the Internal Revenue Service relating to settlement of the Company's 1982-1989 tax court matter.

         Interest income totaled $2,213,000 for the year ended December 31, 1998 compared to $1,224,000 for the year ended December 31, 1997, an increase of 80.8%. This primarily resulted from the additional cash temporarily invested and earning interest on the proceeds from the Senior Notes.

         Other income was $1,031,000 for the year ended December 31, 1998 compared to $4,866,000 for the year ended December 31, 1997. The decrease primarily resulted from the sale and resulting gains of $3,574,000 on the Company's barge fleet which impacted the 1997 results. Exclusive of the barge sale, Other Income for both periods results primarily from gain on the sale of certain mining equipment. During 1998 the gain of the sale of mining equipment totaled $712,000 compared to $1,326,000 in 1997.

         Income taxes were a benefit of $213,000 for the year ended December 31, 1998 compared to a provision of $2,246,000 for the year ended December 31, 1997, a decrease of $2,459,000. The decrease is a result of lower income in the year ended December 31, 1998 than in the year ended December 31, 1997. The reduction in the effective tax rate from 23.1% in 1997 to (7.1%) in 1998 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pretax income.

         After the extraordinary item related to the extinguishment of debt of $1,866,000 (net of tax), the Company had net income of $1,355,000 for the year ended December 31, 1998 compared to $7,467,000 for the year ended December 31, 1997. The decrease resulted primarily from the extraordinary item in 1998 and the gain of the sale of the company's barge fleet in 1997.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued the $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 ("the Offering"). On December 4, 1998, the Company exchanged all of these privately placed senior notes for the senior notes which are substantially identical to the privately placed notes in all material respects. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1999. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At December 31, 1999, the Company had total indebtedness of $123,133,000, including capital leases and current maturities. The Indenture for the Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The current grid spread is 1.75% above LIBOR and 0.75% above Prime Rate. At December 31, 1999, the credit facility had a borrowing of $17,505,000 and a standby letter of credit commitment of $4,360,000. Borrowings bear interest at a variable rate, based on either LIBOR (an effective rate of 7.56% at December 31, 1999), or the Prime Rate (an effective rate of 9.0% at December 31, 1999). The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants, that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

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

         For the year ended December 31, 1999, the Company made capital expenditures of $49,495,000 (including those attributable to the Fork Creek development of $26,956,000, which includes capitalized interest of $2,801,000). The Company is projecting capital expenditures for 2000 of approximately $55,099,000 (including Fork Creek expenditures of $43,652,000, which includes capitalized interest of $3,037,000).

         As previously disclosed, the Company made a decision to increase the planned production from Fork Creek and as a result, capital expenditures with respect to that development have increased substantially from those originally projected. The Company's original plans called for a 400 ton per hour (1.7 million annual tons) preparation plant at this site and four mining units. The Company's revised plan calls for a 900 ton per hour (four million annual tons) preparation plant and six mining units. As a result, capital expenditures for the project increased from approximately $45 million to $72 million. In addition, due to the increase in the number of mining units, mining equipment costs increased from approximately $12 million to approximately $19 million. Management believes that the increase in revenues and EBITDA from this larger project will, on a proportionate basis, exceed these increased costs.

         Management believes that construction of Fork Creek will be complete and all necessary permits will be issued by the end of the second quarter of 2000 and that mining operations will commence and coal shipments will begin by the end of the second quarter of 2000. Originally, it was anticipated that coal deliveries from Fork Creek would begin in early 2000. The delay was caused primarily by delays in the permitting process.

         Management believes that it will have sufficient sources of liquidity to fund the completion of Fork Creek, other capital expenditures and its working capital needs from borrowings under the Credit Agreement, operating cash flow, and from negotiating and entering into borrowings or leases with equipment finance companies or other borrowings up to amounts permitted by the Credit

Agreement and Indenture. In addition, the Company's liquidity will be adversely impacted in the event that Elk Horn's appeals are denied and it is required to pay its current judgment to Cheyenne. (See ITEM 3, "Legal Proceedings," of this Form 10-K and the discussion of this litigation below.) The Company's liquidity will be positively impacted to the extent it is able to effect asset sales, including its previously announced sale of Elk Horn. There can be no assurance, however, that the Company will be able to consummate any such asset sales or financings on terms acceptable to it.

         Management periodically reviews the profitability of all of the Company's assets, including those which are not a part of its core coal operations. The Company's cotton ginning and warehousing operation in South Carolina has continued to contribute positive cash flow to the Company. If management determines that a sale of this operation would generate cash in excess of the net present value of estimated future cash flows from those assets, the Company may consider selling the operation.

         Net cash generated by operating activities was $16,754,000 for the year ended December 31, 1999 compared to $16,883,000 for the year ended December 31, 1998, a decrease of $129,000.

         Net cash used by investing activities was $51,485,000 for the year ended December 31, 1999 compared to net cash used by investing activities of $12,940,000 for the year ended December 31, 1998. The $38,545,000 increase in net cash used by investing activities is primarily attributed to the increased capital expenditures for the year ended December 31, 1999 of $37,063,000, primarily due to increased mine development costs for Fork Creek and the purchase of the Bear Branch operation during 1999.

         Net cash provided from financing activities of $15,052,000 for the year ended December 31, 1999 reflects an increase of $4,134,000 over the $10,918,000 provided by financing activities for the year ended December 31, 1998. The increase in net cash provided resulted primarily from advances on the Company's revolving credit facility.

         On February 25, 2000, in a two-to-one split decision, the Commonwealth of Kentucky Court of Appeals upheld the September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne. The Floyd County Kentucky Circuit Court verdict awarded Cheyenne damages of approximately $9.5 million (plus pre-judgment interest). The Company has filed a petition for re-hearing with the Commonwealth of Kentucky Court of Appeals. Pending the outcome of that petition, the Commonwealth of Kentucky Court of Appeals' decision is reviewable by the Supreme Court of Kentucky. The Supreme Court of Kentucky has complete discretion to determine whether to accept Elk Horn's request for review of the Commonwealth of Kentucky Court of Appeal's decision. Notwithstanding the recent decision of the Commonwealth of Kentucky Court of Appeals, Elk Horn's litigation counsel and the Company's management believe that there are meritorious grounds for reversal and/or modification of this verdict on appeal on the issue of liability and damages. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations. (See "ITEM 3-Legal Proceedings" and "NOTE 16 -Guaranties, Commitments and Contingencies" to the Notes to Consolidated Financial Statements contained herein.)

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of the Convertible Preferred Stock of $8,649,000 (which is net of a $3,413,000 reduction and a $1,588,000 reduction for settlement of the Company's tax matters in 1998 and 1999, respectively) plus accrued dividends of $10,920,000 will be due in January 2006. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to common stock in accordance with its terms.

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

         The Company has not experienced any significant impact on its systems or operations as a result of the Year 2000 Issue. The Company spent $272,000 on its Year 2000 efforts. The majority of the costs associated with our Year 2000 efforts would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which were capitalized. These costs do not include the costs of implementing contingency plans or internal costs associated with the review of Year 2000 issues.

         In addition, the Company has not encountered any significant problems with third parties such as its customers, suppliers, or other business partners. However, if these or other third parties with whom the Company conducts business experience develop Year 2000 Issues, the Company could experience a material adverse impact on the Company's operations.

         The Company has developed written contingency plans to assure continued operations in the event mission critical system failures or unforeseen supply chain interruptions should occur.

RECENT ACCOUNTING PRONOUNCEMENTS

   There are no recent accounting pronouncements which have not been adopted by the Company and which are expected to have a material effect on the Company's financial statements.

ITEM 7A.      QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                               PEN HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Accountants                                           24

     Consolidated Balance Sheet as of December 31, 1999 and 1998                 25

     Consolidated Statement of Income for the Years Ended December 31,
       1999, 1998 and 1997                                                       26

     Consolidated Statement of Changes in Shareholders' Equity for the
       Years Ended December 31, 1999, 1998 and 1997                              27

     Consolidated Statement of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997                                          28

     Notes to Consolidated Financial Statements                                  30

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
of Pen Holdings, Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pen Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP



Nashville, Tennessee
February 25, 2000

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                                       1999             1998
                                                                                                    ------------    ------------
                                                      ASSETS

Current assets:
   Cash and cash equivalents                                                                          $  1,333        $ 21,012
   Accounts receivable (net of allowance for doubtful accounts of $605 and $558 in 1999 and
     1998, respectively)                                                                                17,837          17,970
   Inventories                                                                                           2,960           3,620
   Deferred income taxes                                                                                    --           1,435
   Refundable income taxes                                                                                 682              --
   Other assets                                                                                          2,290           1,859
                                                                                                      --------        --------

         Total current assets                                                                           25,102          45,896

Investment in an unconsolidated affiliated company                                                       3,692           4,559
Coal reserves and mine development costs, net                                                          140,329         135,487
Property, plant and equipment, net                                                                      68,519          38,832
Long-term investments                                                                                   15,663          14,445
Other assets                                                                                             6,003           4,608
                                                                                                      --------        --------

                                                                                                      $259,308        $243,827
                                                                                                      ========        ========
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                               $    113        $    104
   Current maturities of capital leases                                                                  1,252           2,354
   Accounts payable                                                                                      9,744           7,251
   Accrued liabilities                                                                                   7,129           6,951
   Income taxes payable                                                                                     --           1,393
   Deferred income taxes                                                                                   212              --
                                                                                                      --------        --------

         Total current liabilities                                                                      18,450          18,053

Revolving credit loans                                                                                  17,505              --
Long-term debt                                                                                         103,233         103,267
Long-term capital leases                                                                                 1,030           2,278
Deferred income taxes                                                                                   51,900          56,806
Other liabilities                                                                                        3,685           3,485
                                                                                                      --------        --------

         Total liabilities                                                                             195,803         183,889
                                                                                                      --------        --------


Guaranties, commitments and contingencies (Notes 15 and 16)
Mandatorily redeemable preferred stock (Note 10)                                                        13,018          14,115
Redeemable common stock warrants (Note 11)

Shareholders' equity:
   Class I common stock, $.01 par value; 7,800,000 authorized, 4,290,000 shares issued and
     outstanding                                                                                            43              43
   Class II common stock, $.01 par value; 200,000 shares authorized, 177,550 shares issued and
     outstanding                                                                                             2               2
   Additional paid in capital                                                                               19              19
   Retained earnings                                                                                    50,423          45,759
                                                                                                      --------        --------

         Total shareholders' equity                                                                     50,487          45,823
                                                                                                      --------        --------

                                                                                                      $259,308        $243,827
                                                                                                      ========        ========

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                         1999          1998          1997
                                                                         ----          ----          ----
Revenues                                                               $ 173,498     $ 169,551     $ 182,289
Operating expenses
   Cost of sales                                                         157,225       155,102       164,670
   Selling, general and administrative                                     5,889         5,003         6,090
                                                                       ---------     ---------     ---------
Operating income                                                          10,384         9,446        11,529
Other (income) expense
   Interest expense                                                        9,315         9,682         7,906
   Interest income                                                        (1,926)       (2,213)       (1,224)
   Other (income) expense                                                    728        (1,031)       (4,866)
                                                                       ---------     ---------     ---------
Income before income taxes                                                 2,267         3,008         9,713
Provision (benefit) for income taxes                                      (1,300)         (213)        2,246
                                                                       ---------     ---------     ---------
Income before extraordinary item                                           3,567         3,221         7,467
Extraordinary item - loss related to early retirement of debt (less
     applicable income tax credits of $962 in 1998)                           --        (1,866)           --
                                                                       ---------     ---------     ---------
Net income                                                                 3,567         1,355         7,467
Accretion of preferred stock                                                 491           431         1,753
                                                                       ---------     ---------     ---------
Net income available to common shareholders                            $   3,076     $     924     $   5,714
                                                                       =========     =========     =========














The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (dollar amounts in thousands)

                                                  CLASS I              CLASS II

                                               COMMON STOCK            COMMON STOCK     ADDITIONAL
                                            -------------------    -------------------    PAID-IN  RETAINED
                                            SHARES       AMOUNT    SHARES       AMOUNT    CAPITAL  EARNINGS       TOTAL
                                            ------       ------    ------       ------    -------  --------     ---------
Balance at December 31, 1996               4,290,000      $43      200,000        $2        $19    $ 35,722     $  35,786
Purchase of Treasury Stock and
   concurrent cancellation                                         (22,450)                             (14)          (14)
Accretion of Preferred Stock                                                                         (1,753)       (1,753)
Net Income                                                                                            7,467         7,467
                                           ---------      ---      -------        --        ---    --------     ---------
Balance at December 31, 1997               4,290,000       43      177,550         2         19      41,422        41,486
Adjustment for tax settlement (Note 10)                                                               3,413         3,413
Accretion of Preferred Stock                                                                           (431)         (431)
Net Income                                                                                            1,355         1,355
                                           ---------      ---      -------        ---       ---    --------     ---------
Balance at December 31, 1998               4,290,000       43      177,550         2         19      45,759        45,823
Accretion of Preferred Stock                                                                           (491)         (491)
Adjustment for tax settlement (Note 10)                                                               1,588         1,588
Net Income                                                                                            3,567         3,567
                                           ---------      ---      -------        --        ---    --------     ---------
Balance at December 31, 1999               4,290,000      $43      177,550        $2        $19    $ 50,423     $  50,487
                                           =========      ===      =======        ==        ===    ========     =========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                             1999         1998         1997
                                                             ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  3,567     $  1,355     $  7,467
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization                  15,453       15,332       15,406
   Equity in net (earnings) losses of affiliates                850         (249)         167
   Deferred income taxes                                     (3,259)      (3,360)      (1,027)
   Gain on sale of equipment                                   (283)        (525)      (6,339)
   Minority interest proportionate share
     of earnings                                                (10)          --          (27)
   Interest income on long-term investments                  (1,218)      (1,122)      (1,070)
   Extraordinary loss on debt refinancing, net of tax            --        1,866           --
                                                           --------     --------     --------
Cash generated from operations, before
   changes in assets and liabilities                         15,100       13,297       14,577
Changes in assets and liabilities, net of
   effects from acquisition of Bear Branch:
   Accounts receivable                                          486         (473)       3,236
   Inventories                                                  680        1,140        4,079
   Accounts payable and accrued expenses                        433        1,861       (3,579)
   Other                                                         55        1,058         (811)
                                                           --------     --------     --------
   Net cash provided by operating activities                 16,754       16,883       17,502
                                                           --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (39,240)     (14,942)      (3,871)
   Purchase of coal reserves (Note 13)                           --           --       (5,000)
   Payment for purchase of Bear Branch assets (Note 13)     (12,765)          --           --
   Proceeds from sale of barges and equipment                   520        1,009       23,494
   Distributions from affiliated companies                       --          993          277
                                                           --------     --------     --------
   Net cash provided (used) by investing
     activities                                             (51,485)     (12,940)      14,900
                                                           --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Buyout of stock warrants                                      --       (3,000)          --
   Proceeds from issuance of long-term debt                      --       99,216          221
   Repayment of long-term debt                                 (103)     (77,065)     (19,360)
   Repayment of capital leases                               (2,350)      (4,278)      (3,798)
   Net borrowings (payments) under line of
    credit agreements and current notes
    payable                                                  17,505           --       (5,185)
   Debt issuance cost                                            --       (3,955)          --
   Purchase of treasury stock                                    --           --          (14)
                                                           --------     --------     --------
   Net cash provided (used) by financing activities          15,052       10,918      (28,136)
                                                           --------     --------     --------

   Net increase (decrease) in cash                          (19,679)      14,861        4,266
   Cash and cash equivalents at beginning
     of year                                                 21,012        6,151        1,885
                                                           --------     --------     --------
   Cash and cash equivalents at end of year                $  1,333     $ 21,012     $  6,151
                                                           ========     ========     ========






The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                1999          1998         1997
                                                ----          ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for:
     Interest                                 $13,608        $9,315       $8,096
     Income taxes                               3,432         1,675        3,414


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:

In 1998 and 1997, the Company leased certain machinery and equipment under capital leases as more fully described in Note 9.

The Company purchased property containing coal reserves in November 1997 for consideration of $16,000,000 comprised of $5,000,000 paid at closing and an $11,000,000 note payable. This note was subsequently paid off from the proceeds of the issuance of the Senior Notes in 1998.

The Company sold the assets of its lumber operations in August 1998 for consideration of $400,000 comprised of $25,000 paid at closing and a note receivable of $375,000. This note was subsequently paid off by the issuer in 1999.







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

RECOGNITION OF REVENUE

         Revenue from sale of coal and cottonseed is recognized when title passes to the customer. Royalty income is recognized when coal is mined by lessees. Revenue from cotton ginning and barge rental (1997 only) is recognized when services are performed.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, short-term notes payable, revolving credit loans and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Senior Notes at December 31, 1999 was $94,500,000 based on quoted market prices. The carrying value of $99,340,000 was based on amortized cost. The carrying amount of all other long-term debt approximates fair value. The carrying amount of mandatorily redeemable stock approximates fair value as the dividend rate is the equivalent of a market rate for securities of that type. The market value of long-term investments in U.S. Government obligations was $16,329,000 and $16,649,000 at December 31, 1999 and 1998, respectively, based on market quotes with a carrying amount of $15,645,000 and $14,427,000, respectively, based on amortized costs.

DEBT ISSUANCE COSTS

         Debt issuance costs are recorded as assets and amortized over the lives of related debt.

COAL RESERVES AND MINE DEVELOPMENT COSTS

         Depletion of coal reserves and certain mine development costs are recognized based on tons mined during the year as a percentage of total estimated recoverable tons. Estimated recoverable reserves include only proven and probable reserves. The Company capitalizes all development costs for construction in new areas being developed (including employee costs for employees directly involved in development; site preparation costs; and interest related to the assets being employed). Once the assets are placed in service, the Company amortizes these costs over their expected lives. Exploration costs are expensed as incurred until discovery of proven and probable reserves. Such expenditures approximated $102,000, $160,000 and $241,000 in 1999, 1998, and
1997, respectively. Mine development costs include $2,801,000, $1,417,000 and $97,000 of capitalized interest cost for the years ended December 31, 1999, 1998 and 1997, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Equipment and other properties are recorded at cost and depreciated over the estimated useful lives of the respective assets using the straight-line method. Amortization of capitalized lease assets is included in depreciation expense and accumulated depreciation. Depreciation expense was $9,713,000 in 1999, $9,267,000 in 1998 and $10,100,000 in 1997. Estimated useful lives are as follows:

             Barges (1997 only)                                     25 years
             Building and improvements                           10-20 years
             River terminals                                     10-20 years
             Machinery and equipment                              5-10 years

GOODWILL AND LONG-LIVED ASSETS

         Goodwill related to the Company's investment in affiliated companies is amortized using the straight-line method over 25 years. Amortization expense of $219,000 was recognized in each of the years 1999, 1998, and 1997. Goodwill is included in investment in unconsolidated affiliated companies in the consolidated balance sheet. The Company periodically reviews the recoverability of all long-lived assets using a cash flow analysis. If impairment of value exists, a loss is recognized. No adjustment for impairment was necessary at December 31, 1999 or 1998.

RECLAMATION COSTS

         The Company is subject to various laws and regulations which require the restoration and reclamation of mined properties. The Company accrues the reclamation costs for surface mine restoration as the mining operations occur. Reclamation costs associated with site restoration for the Company's coal preparation plant are accrued over the estimated useful life of the plant using the units of production method. The accrued reclamation costs, amounting to $4,497,000 and $3,864,000 at December 31, 1999 and 1998, are included primarily in other noncurrent liabilities, net of a current portion based on management's estimate of funds to be disbursed within the following year.

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

NOTE 3--INVENTORIES:

         Inventories consist of the following (in thousands):

                                                             DECEMBER 31,
                                                             ------------
                                                          1999           1998
                                                          ----           ----
                  Coal                                   $2,556        $3,003
                  Cottonseed                                404           617
                                                         ------        ------
                                                         $2,960        $3,620
                                                         ======        ======

NOTE 4--COAL RESERVES AND MINE DEVELOPMENT COSTS:

         Coal reserves and mine development costs consist of the following (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                          1999            1998
                                                          ----            ----
                  Coal reserves                       $  153,883      $  147,953
                  Mine development costs                  15,063          12,187
                                                      ----------        --------
                                                         168,946         160,140

                  Accumulated depletion                  (28,617)        (24,653)
                                                      ----------        --------
                                                      $  140,329      $  135,487
                                                      ==========         =======

         Depletion expense was $5,020,000, $5,133,000, and $4,554,000 in 1999,
1998, and 1997, respectively. Mine development costs include $3,234,000, and $1,173,000 at December 31, 1999 and 1998 respectively, of capitalized interest on the Fork Creek reserves.

NOTE 5--PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  ------------
                                                             1999            1998
                                                             ----            ----
                  Machinery and equipment               $    61,362      $   52,045
                  River terminals                            11,625          11,508
                  Buildings                                   5,772           5,533
                  Coal preparation plants                     8,114           6,563
                  Cotton gins and warehouses                  1,386           1,368
                  Fork Creek development                     27,526           2,230
                  Other                                       3,237           3,210
                                                        -----------      ----------
                                                            119,022          82,457
                  Accumulated depreciation                  (50,503)        (43,625)
                                                        -----------      ----------
                                                        $    68,519      $   38,832
                                                        ===========      ==========

         Machinery and equipment includes assets under capital leases with aggregate cost of $6,255,000 and $15,305,000 at December 31, 1999 and 1998,
respectively. Accumulated amortization related to these capitalized leased assets was $4,066,000 and $9,121,000 at December 31, 1999 and 1998,
respectively. Amortization expense was $1,615,000 in 1999, $3,215,000 in 1998 and $3,379,000 in 1997.

         Buildings include an office building and related improvements that serves as the Company's headquarters. The carrying value of the building was $3,002,000 and $3,030,000 at December 31, 1999 and 1998, respectively.
Depreciation expense recognized on the building was $218,000, $215,000 and $236,000 in 1999, 1998, and 1997, respectively.

         Fork Creek development costs include $1,081,000 and $342,000 at December 31, 1999 and 1998 respectively of capitalized interest on the construction of the Fork Creek Facilities.

NOTE 6--LONG-TERM INVESTMENTS:

         Long-term investments include zero coupon U.S. Treasury bonds held in escrow in connection with the Company's purchase of Marine Terminals, Inc. (Note
20) having maturity dates as follows (in thousands at December 31, 1999):

                                                  CARRYING             MARKET
                                                   VALUE               VALUE
                                                 ---------          ----------
                  2000                           $  7,250           $    7,429
                  2006                              8,395                8,900
                                                 --------           ----------
                                                   15,645               16,329
                  Other                                18                   18
                                                 --------           ----------
                                                 $ 15,663           $   16,347
                                                 ========           ==========

NOTE 7--REVOLVING LINES OF CREDIT:

         The Company has available revolving line of credit facilities totaling $40,000,000, expiring May 2003, which are secured by assets of the Company other than mobile equipment. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 7.56% at December 31, 1999) or the bank's prime lending rate (an effective rate of 9.25% at December 31, 1999). The revolving lines of credit had an outstanding cash balance of $17,505,000 and $4,360,000 of outstanding standby letters of credit at December 31, 1999. There was no outstanding balance at December 31, 1998. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. The Company was not in compliance with the annual capital expenditure covenant, but has received a waiver from the lending institution. The Company was in compliance with all other restrictions at December 31, 1999.

NOTE 8--LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                               1999              1998
                                                                                               ----              ----
 Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes.                             $ 99,340         $  99,262

Notes payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $3,002,000, payable in monthly installments of $37,000 through 2016. Interest included in the
   monthly installments is a fixed  rate of 8.33%.                                              4,006             4,109
                                                                                             --------         ---------

Total long-term debt                                                                          103,346           103,371

Current maturities of long-term debt                                                             (113)             (104)
                                                                                             --------         ---------
                                                                                             $103,233         $ 103,267
                                                                                             ========         =========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for future development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the year ended December 31, 1999.

         Scheduled principal payments on these obligations as of December 31, 1999 are as follows (in thousands):

                        YEAR ENDED
                       DECEMBER 31,
                       ------------
                           2000                               $    113
                           2001                                    123
                           2002                                    133
                           2003                                    145
                           2004                                    157
                           Thereafter                          103,334
                                                              --------
                                                               104,005

                           Less:  Unamortized bond discount       (659)
                                                              --------
                                                              $103,346
                                                              ========

NOTE 9--LEASES:

CAPITAL LEASES

   Property, plant and equipment (Note 5) includes assets under capital leases with a total cost of $6,255,000 and accumulated depreciation of $4,066,000. Future minimum payments in the aggregate under these leases consist of the following (in thousands):

                        YEAR ENDED
                       DECEMBER 31,
                       ------------
                           2000                                              $ 1,360
                           2001                                                  765
                           2002                                                  299
                           2003                                                   15
                                                                             -------
                           Total lease payments                                2,439
                           Amount representing interest                         (157)
                                                                             -------
                           Total long-term capital leases                      2,282
                           Current maturities of long-term capital leases     (1,252)
                                                                             -------
                                                                             $ 1,030
                                                                             =======

         Certain of these lease agreements contain minimum operating and financial ratios and covenants which are consistent with the covenants for the revolving line of credit. The Company was in compliance with all covenants in 1999.

OPERATING LEASES

         The Company utilizes certain vehicles and equipment under noncancellable operating lease agreements, with minimum payments as follows (in thousands):

                        YEAR ENDED
                       DECEMBER 31,
                       ------------
                           2000                                   $     1,647
                           2001                                         1,449
                           2002                                           927
                           2003                                           316
                           2004                                            72
                           Thereafter                                     984
                                                                  -----------
                                                                  $     5,395
                                                                  ===========

         Total rent expense under these leases aggregated $1,710,000 in 1999, $1,326,000 in 1998, and $636,000 in 1997.

         The Company leases its mining rights in certain coal reserves to other coal companies. Amounts due to the Company under these leases are based on the greater of fixed amounts per ton or a percentage of the selling price the lessee receives for the coal when it is sold. The leases also provide for annual minimum payments. Revenue recognized from leasing of mining rights was $8,386,000 in 1999, $6,121,000 in 1998 and $8,235,000 in 1997.

         The Company also leases office space to various commercial tenants in the office building that serves as the Company's headquarters under five year noncancellable operating leases, including renewal options ranging up to ten years. Rental income was $863,000 in 1999, $737,000 in 1998, and $678,000 in
1997.

         Future minimum lease payments to be received are as follows (in thousands):

                        YEAR ENDED
                       DECEMBER 31,
                       ------------
                           2000                               $     3,434
                           2001                                     3,423
                           2002                                     3,210
                           2003                                     2,938
                           2004                                     2,621
                           Thereafter                              11,819
                                                              -----------
                                                              $    27,445
                                                              ===========

NOTE 10--MANDATORILY REDEEMABLE PREFERRED STOCK:

         The Company issued 10,000 shares of convertible preferred stock with a face value of $13,650,000 in January 1996. The face value of the preferred stock may be reduced by any amounts incurred related to settlement of tax issues existing at the issuance date. The Company reduced the value of the preferred stock by $1,588,000 and $3,413,000 for such settlements in 1999 and 1998, respectively (Note 15).

         No dividends accrue from the date of issuance through December 2000. Beginning in January 2001, dividends will accrue at 25.25% for a five-year period. The original aggregate amount of $17,233,000 in dividends which was to accrue from 2001 through 2006 was being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. In 1999, accretion of the preferred stock was increased by $255,000 and decreased in 1998 by $861,000 to adjust the accumulated accrued dividends based on the adjusted face value of the preferred stock. The remaining aggregate amount of $6,552,000 in dividends will be recorded evenly from 2000 through the redemption date in 2006.

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

NOTE 11--SHAREHOLDERS' EQUITY:

COMMON STOCK

         The Company has reserved 560,000 shares of Class I common stock for issuance pursuant to option, warrant or other rights granted or which may be granted to financial institutions with which the Company has a borrowing relationship. As of December 31, 1999, no Class I common stock has been issued with regard to these options. No other Class I common shares may be issued until the convertible preferred stock is redeemed in full.

         Each holder of Class I common stock has the option to sell to the Company 100% of the stock held at a price of $.01 per share. This option is exercisable beginning January 2005 and lapses upon redemption or conversion of the convertible preferred stock to Class I common stock.

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

NOTE 12--EXTRAORDINARY ITEM:

         In 1998, the Company recorded an extraordinary charge which represents the after-tax impact of (i) the write-off of unamortized loan costs and (ii) the write-off of unamortized original issue discount and repurchase of redeemable common stock warrants on the debt that was repaid with the proceeds from the issuance of the Senior Notes.

NOTE 13--OTHER MATTERS:

         The Company sold its fleet of 98 barges on December 1, 1997, recognizing a gain of $3,574,000, which is included in other income. Loans secured by the barges were retired with proceeds from the sale. Revenue recognized from rental of the barge fleet totaled $2,300,000 in 1997.

         In December 1999, the Company purchased the Bear Branch operations which is property containing coal reserves for consideration of $12,765,000 cash at closing. Included in the purchase was $353,000 of accounts receivable, $20,000 of inventory, $474,000 of prepaid royalties, $2,477,000 of equipment, $7,778,000 of coal reserves and mine development, $2,508,000 of other assets, and $845,000 of reclamation and other liabilities.

NOTE 14--EMPLOYEE BENEFIT PLANS:

         The Company maintains a contributory, defined contribution 401(k) salary deferral plan to provide retirement and other benefits for its employees. All employees become eligible after attaining the age of 21, completing one year of service and working 1,000 hours during the preceding 12 months. The Company contributes by matching a percentage of employee voluntary contributions. Company contributions aggregated $471,000 in 1999, $402,000 in 1998, and $431,000 in 1997.

NOTE 15--INCOME TAX (BENEFIT) EXPENSE:

         Income tax (benefit) expense for continuing operations consists of the following (in thousands):

                                  1999              1998             1997
                                  ----              ----             ----
Current
   Federal                      $ 2,010          $  2,815          $  3,571
   State                            (31)              320               161
                                -------          --------          --------
                                  1,979             3,135             3,732
                                -------          --------          --------
Deferred
   Federal                       (3,248)           (3,348)           (1,486)
   State                            (31)               --                --
                                -------          --------          --------
                                 (3,279)           (3,348)           (1,486)
                                -------          --------          --------
                                $(1,300)         $   (213)         $  2,246
                                =======          ========          ========

         The income tax (benefit) expense effective rates of (57.3%), (7.1%), and 23.1% for 1999, 1998 and 1997, respectively, reconcile with the federal statutory tax rate of 34% as follows (in thousands):

                                                   1999                       1998                      1997
                                                   ----                       ----                      ----
                                           AMOUNT        PERCENT        AMOUNT    PERCENT       AMOUNT        PERCENT
                                           ------        -------        ------    -------       ------        -------
Tax at statutory rate                     $    771        34.0%        $ 1,013      34.0%      $  3,314         34.0%
State income taxes (net of
   federal income tax benefit)                 (38)       (1.7)            211       7.1            106          1.1
Statutory depletion in excess
   of cost depletion                        (1,361)      (60.0)         (1,019)    (34.2)        (1,259)       (12.9)
Adjustment of prior years' tax                (805)      (35.5)           (441)    (14.8)            --          --
Goodwill amortization                           75         3.3              75       2.5             75          0.8
Other                                           58         2.8             (52)     (1.7)            10          0.1
                                          --------        ----         -------     ------      --------       ------
                                          $ (1,300)      (57.3)%       $  (213)     (7.1)%     $  2,246         23.1%
                                          ========       =====         =======     =====       ========       ======

         The deferred tax liabilities (assets) in the accompanying balance sheet includes the following (in thousands):

                                                                DECEMBER 31,
                                                                ------------
                                                           1999             1998
                                                           ----             ----
            Depletion of coal reserves                  $   45,223       $  44,128
            Accelerated depreciation                         6,976           9,195
            Mine development costs                           4,408           4,195
            Other                                            3,174           1,350
                                                        ----------       ---------
            Gross deferred tax liabilities                  59,781          58,868
                                                        ----------       ---------

            AMT credit carryforwards                        (5,352)         (2,062)
            Other                                           (2,317)         (1,435)
                                                        ----------       ---------
            Gross deferred tax assets                       (7,669)         (3,497)
                                                        ----------       ---------
                                                        $   52,112       $  55,371
                                                        ==========       =========

         Deferred taxes primarily result from differences between the financial accounting and tax basis of acquired coal reserves and differences between the methods used for computing depreciation and depletion and in the timing of certain revenue and expense recognition for financial reporting and income tax purposes. At December 31, 1999, the Company has alternative minimum tax credit carryforwards of $5,352,000 available to offset future regular tax liabilities, which can be carried forward indefinitely.

         During January 1999, the Company reached a settlement with the IRS of its pending U.S. Tax Court matter relating to certain issues raised by the IRS in its examinations of the Company's federal income tax returns for the years 1982 through 1989. Also during 1999, the IRS completed its examination of the Company's federal income tax returns for the years 1990 through 1993. The Company recorded a tax benefit by reducing the taxes previously accrued by $441,000 in 1998 and $805,000 in 1999 as a result of finalizing these tax matters. Currently, none of the Company's tax returns are under examination.

NOTE 16--GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         The Company is a guarantor of $7,667,000 of International Marine Terminals' debt (IMT, a partnership in which the Company has a 1/3 interest-Note
20). The debt is current. The Company intends to make a capital infusion to IMT to repay one-third ($21,000,000) of the partnership's debt, which includes the $7,667,000 described above) at its scheduled maturity. The Company has escrowed an amount sufficient to fund this infusion (Note 6).

         On February 25, 2000, in a two-to-one split decision, the Commonwealth of Kentucky Court of Appeals upheld the September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly-owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus pre-judgment interest). This lawsuit was brought against The Elk Horn Coal Corporation ("Elk Horn", a wholly-owned subsidiary of Pen Holdings, Inc.) on a case relating to a coal lease that was entered into by Elk Horn prior to the Company's purchase of Elk Horn. Elk Horn intends to file a petition for re-hearing with the Commonwealth of Kentucky Court of Appeals. Pending the outcome of that motion, the Commonwealth of Kentucky Court of Appeals' decision is reviewable by the Supreme Court of Kentucky. The Supreme Court of Kentucky has complete discretion to determine whether to accept Elk Horn's request for review of the Commonwealth of Kentucky Court of Appeals' decision. Notwithstanding the recent decision of the Commonwealth of Kentucky Court of Appeals, Elk Horn's litigation counsel and the Company's management believe that there are meritorious grounds for reversal and/or modification of this verdict on appeal on the issue of liability and damages. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         There are other legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

NOTE 17--OTHER RELATED PARTY TRANSACTIONS:

         Related party transactions not otherwise disclosed in the financial statements include fees paid to International Marine Terminals (Note 20) for coal loading of $1,255,000 in 1999, $1,758,000 in 1998, and $1,988,000 in 1997.
At December 31, 1999 and 1998, $10,000 and $19,000, respectively, was included in accounts payable and accrued expenses relating to coal loading fees described above.

NOTE 18--LONG-TERM COAL SUPPLY CONTRACTS:

         The Company is committed under several long-term coal supply contracts. The contracts require the Company to supply specified tonnages and quality of coal during the term of the agreements. The contracts stipulate the base prices at inception, which are subject to periodic escalation based on specified indices. One of the contracts is subject to adjustment to an agreed-upon market price annually.

         The Company has the capacity to fulfill all contract requirements with existing proven coal reserves. Approximately 70% of revenues in 1999, 80% in 1998, and 73% in 1997 were derived from seven customers supplied under long-term contracts. The Company had sales to significant customers as follows (in thousands):

                                 1999                            1998                          1997
                                 ----                            ----                          ----
                                       PERCENTAGE                    PERCENTAGE                     PERCENTAGE
                         DOLLAR         OF TOTAL        DOLLAR        OF TOTAL         DOLLAR        OF TOTAL
                         AMOUNT         REVENUES        AMOUNT        REVENUES         AMOUNT        REVENUES
                         ------        ----------       ------       ----------        ------       ----------
Customer A              $ 21,849            13%        $  34,991          21%         $ 40,131            22%
Customer B                30,731            18            35,120          21            38,740            21
Customer C                35,093            20            26,082          15            27,209            15
                        --------            --         ---------          --          --------            --
                        $ 87,673            51%        $  96,193          57%         $106,080            58%
                        ========            ==         =========          ==          ========            ==

         In 1999, 4,188,000 tons were shipped on long-term coal supply contracts. Future minimum tonnage commitments under long-term coal supply contracts are as follows (in thousands):

                            YEAR                                  SHORT TONS
                            ----                                  ----------
                            2000                                   4,085,000
                            2001                                   3,194,000
                            2002                                   1,620,000

NOTE 19--BUSINESS SEGMENT INFORMATION:

         The Company's operations, exclusive of discontinued operations, have been classified into two business segments: coal and cotton. The coal segment involves the mining, sale, transportation and leasing of coal. The cotton segment involves the ginning and warehousing of cotton. There were no intersegment sales or transfers during the three years ended December 31, 1999. Operating income by business segment excludes interest income, interest expense and other nonoperating income. Summarized financial information by business segment is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                        1999               1998             1997
                                        ----               ----             ----
REVENUES
   Coal                              $  167,242        $   161,106        $  171,996
   Cotton                                 6,256              8,445            10,293
                                     ----------        -----------        ----------
                                     $  173,498        $   169,551        $  182,289
                                     ==========        ===========        ==========

OPERATING INCOME
   Coal                              $   10,663        $     9,581        $   11,482
   Cotton                                  (279)              (135)               47
                                     ----------        -----------         ---------
                                     $   10,384        $     9,446        $   11,529
                                     ==========        ===========        ==========

TOTAL ASSETS (AT PERIOD END):
   Coal                              $  254,668        $   240,140        $  219,162
   Cotton                                 4,640              3,687             5,685
                                     ----------        -----------        ----------
                                     $  259,308        $   243,827        $  224,847
                                     ==========        ===========        ==========

DEPRECIATION, DEPLETION,
   AND AMORTIZATION
   Coal                              $   15,154        $    14,936         $  14,948
   Cotton                                   299                396               342
                                     ----------        -----------         ---------
                                     $   15,453        $    15,332         $  15,290
                                     ==========        ===========         =========

CAPITAL EXPENDITURES
   Coal                              $   49,462        $    14,847         $   3,632
   Cotton                                    33                 95               239
                                     ----------        -----------         ---------
                                     $   49,495        $    14,942         $   3,871
                                     ==========        ===========         =========

         During 1997 through 1999, the Company sold coal to both domestic and foreign customers. Export sales by country are as follows (in thousands):

                                        1999                       1998                         1997
                                        ----                       ----                         ----

                                           PERCENTAGE                 PERCENTAGE                   PERCENTAGE
                                DOLLAR      OF TOTAL        DOLLAR     OF TOTAL         DOLLAR      OF TOTAL
                                AMOUNT      REVENUES        AMOUNT     REVENUES         AMOUNT      REVENUES
                                ------      --------        ------     --------         ------      --------
Taiwan                        $  21,849        13%        $ 34,991        21%         $ 40,131         22%
Other                                --        --               --        --             2,667          1%
                              ---------      ----         --------      ----          --------       ----
Total export sales            $  21,849        13%        $ 34,991        21%         $ 42,798         23%
                              =========      ====         ========      ====          ========       ====

NOTE 20--INVESTMENT IN AFFILIATED COMPANY:

        The Company's investment in an affiliated company is a one-third general partnership interest in International Marine Terminals (IMT), an ocean marine loading facility located in Louisiana Note 16). Components of the investment in affiliated company and equity in net earnings (losses) of affiliated company are as follows (in thousands):

                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                                                                  -------------------------------------
                                                                  1999            1998             1997
                                                                  ----            ----             ----
INVESTMENT IN AFFILIATED COMPANY:
   Equity in partnership interest at
      time of purchase                                         $   5,977        $   5,977         $  5,977

   Earnings (loss) since acquisition                                (172)             476               98

   Net distributions since acquisition                            (4,507)          (4,507)          (3,514)
                                                               ---------        ---------           ------

                                                                   1,298            1,946            2,561
Goodwill, less accumulated amortization
      of $3,086, $2,867 and $2,648 at December 31,
      1999, 1998, and 1997, respectively                           2,394            2,613            2,832
                                                               ---------        ---------         --------

                                                               $   3,692        $   4,559         $  5,393
                                                               =========        =========         ========

EQUITY IN NET EARNINGS (LOSSES) OF
   AFFILIATED COMPANY:
   Company's share of affiliate
      earnings (losses)                                        $    (648)       $     378         $   (167)

   Amortization of goodwill                                         (219)            (219)            (219)
                                                               ---------        ---------         --------

                                                               $    (867)       $     159         $   (386)
                                                               =========        =========         ========

         The above net earnings (losses) are reported as a component of other income in the statement of income. All earnings (losses) of IMT are shared by each partner on a pro rata basis, with the exception of interest expense, a portion of which is allocated to the partners based on their individual credit ratings. Condensed financial information for the affiliated company, IMT, is as follows (in thousands):


                                                                DECEMBER 31,
                                                 -------------------------------------
                                                 1999             1998            1997
                                                 ----             ----            ----
BALANCE SHEET
   Current assets                             $   3,734        $   3,165       $    2,908
   Noncurrent assets                             66,974           68,622           70,472
                                              ---------        ---------       ----------
      Total assets                            $  70,708        $  71,787       $   73,380
                                              =========        =========       ==========
   Current liabilities                            3,714            2,927            2,646
   Noncurrent liabilities                        63,000           63,000           63,045
                                              ---------        ---------       ----------
      Total liabilities                          66,714           65,927           65,691
   Equity                                         3,994            5,860            7,689
                                              ---------        ---------       ----------
      Total liabilities and equity            $  70,708        $  71,787       $   73,380
                                              =========        =========       ==========
STATEMENT OF INCOME

   Revenues                                   $  17,525        $  19,133       $   21,968
                                              =========        =========       ==========
   Operating income                           $   1,245        $   2,707       $    2,406
                                              =========        =========       ==========
   Earnings (loss)                            $  (1,865)       $   1,235       $     (444)
                                              =========        =========       ==========

NOTE 21--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 1999 and 1998 is summarized below:

                                              MARCH 31      JUNE 30         SEPT 30          DEC 31
                                              --------      -------         -------          ------
1999:

   Revenues                                  $  39,426     $  45,108     $   46,101      $    42,863

   Operating Income                              3,749         4,614          2,001               20

   Net Income (loss)                             1,470         2,065            329             (297)

1998:

   Revenues                                     40,548        38,293         42,482           48,228

   Operating Income                              2,179         2,316          3,098            1,853

   Income before extraordinary items               948           531          1,489              253

   Net Income (loss)                               948        (1,335)         1,489              253


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following information is furnished with respect to the directors and executive officers of the Company.

       NAME                 AGE                    POSITION WITH PEN HOLDINGS
       ----                 ---                    --------------------------
William E. Beckner           48       Chairman of the Board of Directors, President and Chief
                                        Executive Officer
Stephen G. Capelli           49       Senior Vice President of Operations; Director
Joseph A. Davis, Jr.         52       Senior Vice President of Sales and Marketing; Director
Mark A. Oldham               42       Senior Vice President, Secretary and Treasurer/Chief
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

         Stephen G. Capelli has been the Senior Vice President of the Company's coal operations and a director of Pen Holdings since 1996, having previously served as Vice President of Operations since 1994. Mr. Capelli has 26 years of experience in the coal industry. Prior to joining the Company, Mr. Capelli was Vice President of Mining and Development of Amvest Minerals, Inc., a coal company, from 1991 to 1994. Mr. Capelli serves on the Board of Directors of the West Virginia Mining and Reclamation Association and the West Virginia State Mine Board, to which he was appointed by the governor of West Virginia. In 1973, Mr. Capelli received a B.S. degree in Mining Engineering from Virginia Tech.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for the years ended December 31, 1999, 1998 and 1997 for (i) chief executive officer of the Company, and (ii) each of the three other most highly compensated executive officers of the Company who received in excess of $100,000, determined as of December 31, 1999 (collectively, the "Named Executive Officers").


                          Summary Compensation Table



                                       Compensation      Annual          Annual       Other          All Other
Name and Principal Position                Year          Salary          Bonus     Compensation(3) Compensation(1)
---------------------------            ------------      ------          ------    -------------   ---------------

William E. Beckner                         1999        $ 418,000      $ 516,000(2)         --         $ 4,800
President and Chief Executive Officer      1998          403,325        293,000            --           4,800
                                           1997          383,575        360,000            --           4,800

Stephen G. Capelli                         1999          165,000         53,332      $ 35,849           4,800
Senior Vice President of Operations        1998          157,000         67,150        13,618           4,800
                                           1997          148,000         66,000        75,045           4,800

Joseph A. Davis, Jr.                       1999          151,000         33,810        35,849           4,800
Senior Vice President of                   1998          147,000         56,785        13,618           4,800
Sales/Marketing                            1997          141,000         52,875        75,045           4,800

Mark A. Oldham                             1999          135,000         24,104        35,849           4,784
Senior Vice President, Secretary           1998          131,000         46,200        13,618           4,800
and Treasurer/Chief Financial Officer      1997          125,000         37,500        75,045           4,285



(1) Represents annual contribution made by the Company under its 401(k) plan.

(2) Historically, Pen Holdings has paid its executive officers bonuses earned for any year in March of the year following the year the bonus was earned. In 1999, Pen Holdings changed this policy as it relates to Mr. Beckner. Mr. Beckner's bonus compensation for both 1998 and 1999 was paid to Mr. Beckner in 1999. This effectively accelerated the timing of the payment of Mr. Beckner's bonus for 1999 by three months. In subsequent years it is expected that Mr. Beckner's bonus, if any, will be paid in December of the year the bonus was earned rather than in March of the year following the year the bonus was earned. Pen Holdings' policy as it relates to other executive officers and employees has not changed, as all other executive officers and employees that earn bonus compensation will be paid in March of the year following the year the bonus was earned. The bonus compensation listed-above for Mr. Beckner represents $256,000 paid in 1999 as a bonus earned for the year ended December 31, 1998 and $260,000 paid in 1999 as a bonus for the year ended December 1999.

(3) Represents incremental increases in the value of the officer's account under the Pen Holdings, Inc. Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides generally that stock issued to the officer will be repurchased by the Company upon the termination of the officer's employment with the Company. The repurchase price for this stock is equal to $0.01 plus the aggregate net income per common share, determined over the period beginning with the close of the 1995 fiscal year and ending with the close of the Company's last fiscal year ending prior to the officer's date of termination. The amount included does not include amounts credited to the account of the officer prior to 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999, certain information concerning ownership of the Class I and Class II Common Stock of the Company by each director, each named executive officer, each person who is known to the Company to be the beneficial owner of more than 5% of the Class I and Class II Common Stock and all directors and executive officers of the Company as a group. Each stockholder listed below has sole voting and dispositive power with respect to the shares listed next to such stockholder's name except as noted below. Except as noted, the address of each stockholder listed below is: c/o Pen Holdings, Inc., Center Court Building, 3rd Floor, Brentwood, Tennessee 37027.

                                            Class I Common Stock(1)      Class II Common Stock(1)
                                            ------------------------     ------------------------        Percentage of
                                            Number of     Percentage       Number of   Percentage         Class I and
                                              Shares       of Class         Shares       of Class           Class II
            Name and Address                Beneficially  Beneficially   Beneficially  Beneficially       Beneficially
          of Beneficial Owner                  Owned         Owned         Owned(2)       Owned              Owned
          -------------------                  -----         -----         --------       -----              -----
William E. Beckner                           4,040,000       94.2%                                           90.4%

Stephen G. Capelli                                                           44,900       25.3%               1.0%

Joseph A. Davis, Jr.                                                         44,900       25.3%               1.0%

Mark A. Oldham                                                               44,900       25.3%               1.0%

Grace Pen                                      250,000(3)     5.8%                                            5.6%
   c/o Bass, Berry & Sims
   2700 First American Center
   Nashville, Tennessee  37238

Directors and Executive Officers
   as a group (4 persons)                    4,040,000       94.2%          134,700       75.9%              93.4%

-------------------
(1) The Company's Class I and Class II Common Stock currently have the same rights. Prior to the Company's recapitalization in 1995, the class of stock had different rights, however, the difference in rights no longer exists.

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

         The Company is also a guarantor of a bank loan in the amount of $136,000 to Forests, Inc., the Company's partner in Camden Hardwood Company, for the partner's capital contribution.

ARRANGEMENTS INVOLVING AFFILIATES

         During the term of the TPC Contract, the Company used the IMT facility to load coal for export. Fees paid to IMT for coal loading in 1999 were approximately $1,255,000. These fees are comparable to the fees paid by third parties resulting from arms length transactions.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

                               PEN HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
(1) AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Accountants                                          24

   Consolidated Balance Sheet as of December 31, 1999 and 1998                25

   Consolidated Statement of Income for the Years Ended December 31,
     1999, 1998 and 1997                                                      26

   Consolidated Statement of Changes in Shareholders' Equity for the
     Years Ended December 31, 1999, 1998 and 1997                             27

   Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                         28

   Notes to Consolidated Financial Statements                                 30

(2) The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits filed as part of this Report are as follows:

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
----------
    3.1*      Form of Restated Charter of Pen Holdings, as amended (Exhibit 3.1)

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

   10.5**     Pen Holdings, Inc. Executive Bonus Plan

   10.6** Amendment 7 dated December 21, 1998 of the Coal Supply Agreement, dated as of June 15, 1989 by and between Taiwan Company and Pen
              Coal Corporation

   21*        Subsidiaries of the Registrant

   27.1***    Financial Data Schedule

------------
  * Incorporated by reference from the Company's Registration Statement on Form S-4 as amended (Registration No. 333-60599) originally filed with the Securities and Exchange Commission on August 4, 1998.

 ** Incorporated by reference from the Company's annual Form 10-K (registration No. 33-60599) filed with the Securities and Exchange Commission on March 24, 1999.

*** Included with this report.

(b) Reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pen Holdings, Inc.

                          By:  /s/  William E. Beckner
                              ------------------------------------------
                              Name: William E. Beckner
                              Title: President & Chief Executive Officer
                              Dated:  March 27, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

PEN HOLDINGS, INC.

SIGNATURES                                    TITLE                                         DATE
----------                                    -----                                         ----
/s/    William E. Beckner                     Chairman of the Board, President, Chief       March 27, 2000
----------------------------------            Executive Officer (Principal Executive
       WILLIAM E. BECKNER                     Officer) and Director


/s/    Mark A. Oldham                         Senior Vice President, Secretary/Treasurer    March 27, 2000
----------------------------------            and Chief Financial Officer (Principal
       MARK A. OLDHAM                         Financial Officer)


/s/    Stephen G. Capelli                     Director                                      March 27, 2000
----------------------------------
       STEPHEN G. CAPELLI


/s/    Joseph A. Davis, Jr.                   Assistant Secretary and Director              March 27, 2000
----------------------------------
       JOSEPH A. DAVIS, JR.

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

HIGHWALL MINING. A surface mining method which extracts coal by inserting a continuous miner attached to a continuous haulage system into a highwall left exposed by a contour surface mine. Penetration of up to 800 feet can be obtained by this method, which negates the need for people or additional machinery used for roof support underground.

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

         A small scale map of the Company's coal operations appears in this space. The map depicts portions of Kentucky and West Virginia. It shows the Company's operation as shaded portion and also includes major rivers, cities, roadways, and the demarcation of the county and state borders. The map reflects a scale whereby one inch equals 10 miles.