Form 10-Q
period 2000-03-31
PEN HOLDINGS INC
filed 2000-05-15
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of May 15, 2000: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet - March 31, 2000 and December 31, 1999                             1
   Consolidated Statement of Income - Three Months Ended March 31, 2000 and 1999                 2
   Consolidated Statement of Changes In Shareholders' Equity for the Three Months
     Ended March 31, 2000                                                                        3
   Consolidated Statement of Cash Flows - Three Months Ended March 31, 2000 and 1999             4
   Notes to Consolidated Financial Statements                                                    5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                              13

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                       14
Item 2. Changes in Securities and Use of Proceeds                                               14
Item 3. Defaults Upon Senior Securities                                                         14
Item 4. Submission of Matters to a Vote of Security Holders                                     14
Item 5. Other Information                                                                       14
Item 6. Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                      14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except share information)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2000            1999
                                                                                      --------       --------
                                                                                   (UNAUDITED)
                                   ASSETS

Current assets:
   Cash and cash equivalents ..................................................       $    276       $  1,333
   Accounts receivable (net of allowance for doubtful accounts of $615 and $605
     respectively).............................................................         20,899         17,837
   Inventories ................................................................          4,465          2,960
   Refundable income taxes ....................................................            678            682
   Other assets ...............................................................          2,221          2,290
                                                                                      --------       --------
     Total current assets .....................................................         28,539         25,102

Investment in unconsolidated affiliated company ...............................          3,320          3,692
Coal reserves and mine development costs, net .................................        139,537        140,329
Property, plant and equipment, net ............................................         78,844         68,519
Long-term investments .........................................................         15,983         15,663
Other assets ..................................................................          5,779          6,003
                                                                                      --------       --------
                                                                                      $272,002       $259,308
                                                                                      ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .......................................       $    115       $    113
   Current maturities of capital leases .......................................          1,702          1,252
   Accounts payable ...........................................................         10,947          9,744
   Accrued liabilities ........................................................          8,729          7,129
   Deferred income taxes ......................................................            212            212
                                                                                      --------       --------
     Total current liabilities ................................................         21,705         18,450

Revolving credit loans ........................................................         26,731         17,505
Long-term debt ................................................................        103,223        103,233
Long-term capital leases ......................................................          2,259          1,030
Deferred income taxes .........................................................         51,647         51,900
Other liabilities .............................................................          3,694          3,685
                                                                                      --------       --------
     Total liabilities ........................................................        209,259        195,803
                                                                                      --------       --------
Mandatorily redeemable preferred stock ........................................         13,286         13,018

Contingencies (Note 8)

Shareholders' equity:
   Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
     shares issued and outstanding ............................................             43             43
   Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
     shares issued and outstanding ............................................              2              2
   Additional paid-in capital .................................................             19             19
   Retained earnings ..........................................................         49,393         50,423
                                                                                      --------       --------
     Total shareholders' equity ...............................................         49,457         50,487
                                                                                      --------       --------
                                                                                      $272,002       $259,308
                                                                                      ========       ========





   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                   THREE MONTHS ENDED
                                                                       MARCH  31,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
                                                                      (UNAUDITED)
Revenues ...................................................     $ 40,280      $ 39,426
Operating expenses:
   Cost of sales ...........................................       37,951        34,446
   Selling, general and administrative .....................        1,441         1,231
                                                                 --------      --------
Operating income ...........................................          888         3,749

Other (income) expense:
   Interest expense ........................................        2,096         2,403
   Interest income .........................................         (355)         (576)
   Other ...................................................          376            55
                                                                 --------      --------
Income (loss) from continuing operations before income taxes       (1,229)        1,867
Provision (benefit) for income taxes .......................         (467)          397
                                                                 --------      --------
Net income (loss) ..........................................         (762)        1,470
Accretion of mandatorily redeemable preferred stock ........          268           322
                                                                 --------      --------
Net income (loss) available to common shareholders .........     $ (1,030)     $  1,148
                                                                 ========      ========





   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                         CLASS I                CLASS II
                                      COMMON STOCK            COMMON STOCK    ADDITIONAL
                                 ----------------------     -----------------   PAID-IN   RETAINED
                                   SHARES       AMOUNTS     SHARES    AMOUNTS   CAPITAL   EARNINGS      TOTAL
                                 ----------     -------     -------   -------  ---------  --------     -------
Balance at December 31, 1999      4,290,000      $  43      177,550      $2       $19      $50,423     $50,487

Accretion of mandatorily
  redeemable preferred stock
   (unaudited) .............                                                                  (268)       (268)
Net loss (unaudited) .......                                                                  (762)       (762)
                                 ----------      -----      -------      --       ---      -------     -------
Balance at March 31, 2000
   (unaudited) .............      4,290,000      $  43      177,550      $2       $19      $49,393     $49,457
                                 ==========      =====      =======      ==       ===      =======     =======








   The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                       2000          1999
                                                                                     --------      --------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................     $   (762)     $  1,470
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ................................        3,913         3,678
       Amortization of bond discount ...........................................           20            20
       Equity in net losses of affiliates ......................................          417            --
       Deferred income taxes ...................................................         (253)         (446)
       (Gain) loss on sale of equipment ........................................          (21)            4
       Interest income on long-term investments ................................         (320)         (295)
                                                                                     --------      --------
   Cash generated from operations, before changes in assets and
    liabilities ................................................................        2,994         4,431

   Changes in assets and liabilities
       Accounts receivable .....................................................       (3,062)         (111)
       Inventories .............................................................       (1,505)       (3,312)
       Accounts payable and accrued expenses ...................................        2,803         2,255
       Other ...................................................................          123           303
                                                                                     --------      --------
       Net cash provided by operating activities ...............................        1,353         3,566
                                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................................      (11,172)       (5,467)
   Proceeds from sale of equipment .............................................           34            68
   Investments in affiliated companies .........................................         (100)           --
                                                                                     --------      --------
   Net cash used by investing activities .......................................      (11,238)       (5,399)
                                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt .................................................          (28)          (25)
   Repayment of capital leases .................................................         (370)         (815)
   Net borrowings under line of credit agreements and current notes payable ....        9,226            --
                                                                                     --------      --------
   Net cash provided by (used for)  financing activities .......................        8,828          (840)
                                                                                     --------      --------
   Net decrease in cash ........................................................       (1,057)       (2,673)
   Cash and cash equivalents at beginning of period ............................        1,333        21,012
                                                                                     --------      --------
   Cash and cash equivalents at end of period ..................................     $    276      $ 18,339
                                                                                     ========      ========

Supplemental disclosure of cash flow information:

   Cash paid for:
       Interest ................................................................     $    660      $  2,018
       Income taxes ............................................................           --         1,299

Supplemental disclosure of non-cash transactions:

   In March 2000, the Company financed through capital lease transactions the purchase of $2,049,000 of equipment



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

INTERIM FINANCIAL INFORMATION

       The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999, which are included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 27, 2000. The results of operations for the three month period are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified for comparative purposes.

       In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of March 31, 2000, and its results of operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3-INVENTORIES:

       Inventories consist of the following (in thousands):

                                                   MARCH 31,    DECEMBER 31,
                                                     2000           1999
                                                   ---------      ---------
                  Coal .......................     $   4,190      $   2,556
                  Cottonseed .................           275            404
                                                   ---------      ---------
                                                   $   4,465      $   2,960
                                                   =========      =========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

       Coal reserves and mine development costs consist of the following (in thousands):

                                                   MARCH 31,    DECEMBER 31,
                                                     2000           1999
                                                   ---------      ---------
                  Coal reserves ..............     $ 153,883      $ 153,883
                  Other mine development costs        15,669         15,063
                                                   ---------      ---------
                                                     169,552        168,946
                  Accumulated depletion ......       (30,015)       (28,617)
                                                   ---------      ---------
                                                   $ 139,537      $ 140,329
                                                   =========      =========

       Mine development costs include $3,691,000 and $3,234,000 at March 31, 2000 and December 31, 1999, respectively, of capitalized interest on the Fork Creek reserves.

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consist of the following (in thousands):

                                                    MARCH 31,    DECEMBER 31,
                                                      2000           1999
                                                   ---------      ---------
                  Machinery and equipment ....     $  63,289      $  61,362
                  River terminals ............        11,625         11,625
                  Buildings ..................         6,060          5,772
                  Coal preparation plant .....         8,132          8,114
                  Cotton gins and warehouses .         1,386          1,386
                  Fork Creek development costs        37,207         27,526
                  Other ......................         3,774          3,237
                                                   ---------      ---------
                                                     131,473        119,022
                  Accumulated depreciation ...       (52,629)       (50,503)
                                                   ---------      ---------
                                                   $  78,844      $  68,519
                                                   =========      =========

       Fork Creek development costs include $1,802,000 and $1,081,000 at March 31, 2000 and December 31, 1999, respectively, of capitalized interest on the construction of the Fork Creek facilities.

NOTE 6-REVOLVING LINES OF CREDIT:

       The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 7.66% at March 31, 2000) or the lender's prime lending rate (an effective rate of 9.75% at March 31, 2000). The revolving line of credit had an outstanding cash balance of $26,731,000 and $17,505,000 at March 31, 2000 and December 31, 1999, respectively. Additionally, $4,360,000 was committed for outstanding standby letter of credit at March 31, 2000 and December 31, 1999. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. The Company was in compliance with those covenants at March 31, 2000.

NOTE 7-LONG TERM DEBT:

       Long-term debt consists of the following:

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2000            1999
                                                                                     ---------      ---------
                                                                                   (IN THOUSANDS) (IN THOUSANDS)
9-7/8% Senior Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, jointly and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes.................      $ 99,360      $  99,340

Note payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $3,013,000 at March 31,
   2000, payable in monthly installments of $37,000 through 2016. Interest included in the monthly installments is a fixed rate
   of 8.33% ....................................................................         3,978          4,006
                                                                                     ---------      ---------

Total long-term debt ...........................................................       103,338        103,346

Current maturities of long-term debt ...........................................          (115)          (113)
                                                                                     ---------      ---------
                                                                                     $ 103,223      $ 103,233
                                                                                     =========      =========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for future development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. The Company was in compliance with all covenants during the three months ended March 31, 2000 and the year ended December 31, 1999.

NOTE 8-CONTINGENCIES:

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

         Elk Horn filed a petition for re-hearing with the Commonwealth of Kentucky Court of Appeals, which has since been denied. The Commonwealth of Kentucky Court of Appeals' decision is reviewable by the Supreme Court of Kentucky. The Supreme Court of Kentucky has complete discretion to determine whether to accept Elk Horn's request for review of the Commonwealth of Kentucky Court of Appeals' decision. Notwithstanding the recent decision of the Commonwealth of Kentucky Court of Appeals, Elk Horn's litigation counsel and the Company's management believe that there are meritorious grounds for reversal and/or modification of this verdict on appeal on the issue of liability and damages. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the ultimate resolution of the Cheyenne litigation, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 218 million tons of coal reserves. In the three months ended March 31, 2000, the Company sold approximately 1.4 million tons of coal, approximately 84% of which was generated from captive production, with the remainder purchased from other coal mine operators. During the three months ended March 31, 2000, approximately 68% of the tonnage was sold to seven long-term sales contract customers, with the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. The Company has successfully re-negotiated a price re-opener on its long term contract with Dayton Power and Light (DP&L), a domestic utility. The 1,500,000 annual contract tonnage has been replaced by two new contracts which total 1,500,000 tons annually. One contract calls for 500,000 tons per year to be shipped to DP&L's Killen plant for a four year period with a four year re-opener. The other contract is for 1,000,000 tons per year to DP&L's Stuart plant for a three year period with a three year re-opener. Both contracts begin shipping on January 1, 2001. A bridge agreement for 750,000 tons is in place for the period between the expiration of the present contract on June 30, 1999 and the effective date of the new contracts.

         The Company also generates revenues by leasing portions of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The term of such leases varies from five years to the life of the reserves. A minimum advance royalty is required whether or not the property is mined. Such minimum royalty can be recouped by the lessee as a credit against royalties owed on production if such production is within a specified period of time after a minimum advance royalty is paid by the lessee.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2000         1999
                                                    ------       ------
OPERATING DATA:
Revenues                                             100.0%       100.0%
Operating expenses:
  Cost of sales                                       94.2         87.4
  Selling, general and administrative                  3.6          3.1
                                                    ------       ------
Operating income                                       2.2          9.5

  Interest expense                                     5.2          6.1
  Interest income                                     (0.9)        (1.4)
  Other expense                                        1.0          0.1
                                                    ------       ------
Income (loss) from continuing operations before
  income taxes                                        (3.1)         4.7

  Provision (benefit) for income taxes                (1.2)         1.0
                                                    ------       ------

Net income (loss)                                     (1.9)%        3.7%
                                                    ======       ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Coal sales. Coal sales revenues were $37,041,000 for the three months ended March 31, 2000 compared to $37,002,000 for the three months ended March 31, 1999, an increase of 0.1%. Coal sales volume increased to 1,367,000 tons for the three months ended March 31, 2000 from 1,323,000 tons for the three months ended March 31, 1999.

         Coal leasing. Coal leasing revenues were $1,826,000 for the three months ended March 31, 2000 compared to $1,713,000 for the three months ended March 31, 1999, an increase of 6.6%. Production from the lessee mines which was 961,000 tons for the three months ended March 31, 2000 compared to 850,000 for the three months ended March 31, 1999, an increase of 13.1%.

         Other. Other revenues primarily include revenues from cotton ginning, cotton warehousing and sales of cottonseed for the three months ended March 31, 2000 and 1999. Other revenues were $1,413,000 for the three months ended March 31, 2000 compared to $711,000 for the three months ended March 31, 1999, an increase of 98.7%. The increase in revenue is primarily attributable to revenue from timber sales on the Company's Fork Creek reserves.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $36,415,000 for the three months ended March 31, 2000 compared to $32,666,000 for the three months ended March 31, 1999, an increase of 11.5% on increased coal sales volume of 0.1%. The increased cost resulted primarily from costs related to mining additional highwall to obtain access into a new permit area at the Kiah Creek surface mines during the first quarter of 2000 which caused the ratio of overburden moved to tons recovered to be unusually high. Additionally, due to unfavorable mining conditions in the first quarter of 2000, the Kiah Creek underground mines had lower recovery of clean coal from the preparation plant.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $971,000 for the three months ended March 31, 2000 compared to $993,000 for the three months ended March 31, 1999, a decrease of 2.2%. The decrease primarily resulted from a decrease in leasing administration costs, particularly personnel related cost.

         Cost of sales-Other. Cost of other revenues were $565,000 for the three months ended March 31, 2000 compared to $787,000 for the three months ended March 31, 1999, a decrease of 28.2%. This decrease is primarily related to decreases in the sale of cotton as discussed above.

OTHER

         Selling, general and administrative expenses totaled $1,441,000 for the three months ended March 31, 2000 compared to $1,231,000 for the three months ended March 31, 1999, an increase of $210,000. Selling, general and administrative expenses were 3.6% and 3.1% of revenues for the three months ended March 31, 2000 and 1999, respectively. The increase primarily resulted from increased payroll costs and payroll benefit costs as a result of opening a coal field office in Charleston, West Virginia.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $4,729,000 for the three months ended March 31, 2000 compared to $7,336,000 for the three months ended March 31, 1999, a decrease of 35.5%. This decrease is primarily attributable to increased mining costs.

         Interest expense totaled $2,096,000 for the three months ended March 31, 2000 compared to $2,403,000 for the three months ended March 31, 1999, a decrease of 12.8%. This decrease primarily resulted from additional capitalization of interest related to the Fork Creek development. Capitalized interest for the first quarter of 2000 was $1,178,000 compared to $501,000 for the first quarter of 1999.

         Interest income totaled $355,000 for the three months ended March 31, 2000 compared to $576,000 for the three months ended March 31, 1999, a decrease of 38.4% due to lower temporarily-invested cash balances as a result of the application of the net proceeds of the issuance of the Senior Notes to fund the Fork Creek development.

         Other income (loss) of $376,000 for the three months ended March 31, 2000 compared to a loss of $55,000 for the three months ended March 31, 1999. The loss for the first quarter of 2000 was primarily related to the Company's share of the loss of its one-third partnership interest in International Marine Terminals (IMT).

         Income taxes were a benefit of $467,000 for the three months ended March 31, 2000 compared to a provision of $397,000 for the three months ended March 31, 1999, a decrease of $864,000. The increase in the effective rate from 21% in the first quarter of 1999 to 38% for the first quarter of 2000 results primarily from a decrease in the depletion for the first quarter of 2000.

         The Company had a net loss of $762,000 for the three months ended March 31, 2000 compared to net income of $1,470,000 for the three months ended March 31, 1999. The decrease resulted primarily from increased costs of production in coal sales.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings issued the Senior Notes (the "Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At March 31, 2000, the Company had total indebtedness including capital leases, revolving credit loans, and current maturities of $134,030,000. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates;
(iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit

Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). At March 31, 2000, the Company's grid spread was 1.75% above LIBOR and 0.75% above Prime Rate. At March 31, 2000, the Credit Facility had a borrowing of $26,731,000 and a standby letter of credit commitment of $4,360,000. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 7.66% at March 31, 2000), or the Prime Rate (an effective rate of 9.75% at March 31, 2000). The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants, that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

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

         For the quarter ended March 31, 2000, the Company made capital expenditures of $13,221,000 (which includes capital additions financed through capital lease transactions of $2,049,000). Capital expenditures primarily include Fork Creek development capital of $10,485,000 (which includes capital additions financed through capital lease transactions of $944,000 and capitalized interest of $1,178,000).

         All necessary permits for commencing operations at Fork Creek have been obtained. Mining began in April 2000. When the preparation plant is complete, shipments of coal from Fork Creek will begin. Management believes that construction of the Fork Creek preparation plant and other related facilities will be complete by the end of the second quarter of 2000.

         Management believes that it will have sufficient sources of liquidity to fund the completion of Fork Creek, other capital expenditures and its working capital needs from borrowings under the Credit Agreement, operating cash flow, and from negotiating and entering into borrowings or leases with equipment finance companies or other borrowings permitted by the Credit Agreement and Indenture. For example, $12,000,000 in proceeds from long-term capital leases was received in May 2000 to replenish cash spent in previous periods for mobile mining equipment. However, the Company's liquidity will be adversely impacted in the event that Elk Horn's appeals are denied and it is required to pay its current judgment to Cheyenne. (See PART II, ITEM 1, "Legal Proceedings," of this Form 10-Q and the discussion of this litigation below). The Company's liquidity will be positively impacted to the extent it is able to effect asset sales, including its previously announced sale of Elk Horn. While the Company is continuing to negotiate with the original potential buyer of Elk Horn, another potential buyer has approached the Company and indicated an interest in purchasing Elk Horn. Additionally, management is considering the sale of some of its other coal reserves. If the coal reserves sold include reserves the Company intends to mine, the Company will simultaneously enter into a lease for these reserves. Bids are due by mid June. There can be no assurance, however, that the Company will be able to consummate any such asset sales or financings on terms acceptable to it.

         Management periodically reviews the profitability of all of the Company's assets, including those which are not a part of its core coal operations. The Company is negotiating a possible sale of its cotton operation which is expected to close early in the third quarter of 2000. This sale is expected to generate approximately $3,000,000 of net proceeds (before tax).

         Net cash generated by operating activities was $1,353,000 for the three months ended March 31, 2000 compared to net cash generated by operating activities of $3,566,000 for the three months ended March 31, 1999. The $2,213,000 decrease in cash flow from operating activities is primarily related to increased mining costs at the Company's mining operations for the first quarter of 2000.

         Net cash used by investing activities was $11,238,000 for the three months ended March 31, 2000 compared to $5,399,000 for the three months ended March 31, 1999. The $5,839,000 increase is primarily the result of increased capital expenditures of $5,705,000 for the three months ended March 31, 2000 primarily due to capitalized costs for development of the Fork Creek operation.

         Net cash provided by financing activities of $8,828,000 for the three months ended March 31, 2000 reflects an increase of $9,668,000 over $840,000 used in the three months ended March 31, 1999. The increase in net cash provided by financing activities resulted primarily from net borrowings under the Company's line of credit.

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $8,649,000 (which is net of a $1,588,000 reduction and a $3,413,000 reduction for settlement of the Company's tax matters in 1999 and 1998, respectively) plus accrued dividends of $10,920,000 will be due in January 2006, if not reduced by additional tax related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

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

         Elk Horn filed a petition for re-hearing with the Commonwealth of Kentucky Court of Appeals, which has since been denied. The Commonwealth of Kentucky Court of Appeals' decision is reviewable by the Supreme Court of Kentucky. The Supreme Court of Kentucky has complete discretion to determine whether to accept Elk Horn's request for review of the Commonwealth of Kentucky Court of Appeals' decision. Notwithstanding the recent decision of the Commonwealth of Kentucky Court of Appeals, Elk Horn's litigation counsel and the Company's management believe that there are meritorious grounds for reversal and/or modification of this verdict on appeal on the issue of liability and damages. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

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

         Dated May 15, 2000

                                    PEN HOLDINGS, INC.



                                    By: /s/William E. Beckner
                                        ----------------------------------------
                                        William E. Beckner
                                        President and Chief Executive Officer

                                    By:  /s/Mark A. Oldham
                                        ----------------------------------------
                                        Mark A. Oldham
                                        Senior Vice President, Secretary,
                                        Treasurer and Chief Financial Officer