Form 10-Q
period 2000-06-30
PEN HOLDINGS INC
filed 2000-08-14
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  JUNE 30, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of August 14, 2000: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares.

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
    Consolidated Balance Sheet - June 30, 2000 and December 31, 1999                               1
    Consolidated Statement of Income - Three Months Ended June 30, 2000 and 1999
        and Six Months Ended June 30, 2000 and 1999                                                2
    Consolidated Statement of Changes In Shareholders' Equity                                      3
    Consolidated Statement of Cash Flows - Six Months Ended June 30, 2000 and 1999                 4
    Notes to Consolidated Financial Statements                                                     5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      8
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                13

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                         14
Item 2. Changes in Securities and Use of Proceeds                                                 14
Item 3. Defaults Upon Senior Securities                                                           14
Item 4. Submission of Matters to a Vote of Security Holders                                       14
Item 5. Other Information                                                                         14
Item 6. Exhibits and Reports on Form 8-K                                                          14

Signatures                                                                                        15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                RESTATED

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2000         1999
                                                                   --------     --------
                                                                 (UNAUDITED)   (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents ..................................     $     92     $    599
  Accounts receivable (net of allowance for doubtful accounts)       17,504       16,863
  Inventories ................................................        3,766        2,556
  Refundable income taxes ....................................          661          686
  Other assets ...............................................        2,017        2,257
                                                                   --------     --------
   Total current assets ......................................       24,040       22,961

  Investment in unconsolidated affiliated companies ..........        3,407        5,773
  Coal reserves and mine development costs, net ..............      139,597      140,329
  Property, plant and equipment, net .........................       86,360       66,667
  Long-term investments ......................................       16,310       15,663
  Other assets ...............................................        6,676        6,003
                                                                   --------     --------
                                                                   $276,390     $257,396
                                                                   ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .......................     $    118     $    113
  Current maturities of capital leases .......................        4,204        1,252
  Accounts payable ...........................................        8,504        8,345
  Accrued liabilities ........................................        7,365        6,777
  Deferred income taxes ......................................          207          212
                                                                   --------     --------
   Total current liabilities .................................       20,398       16,699

  Revolving credit loans .....................................       22,750       17,505
  Long-term debt .............................................      103,212      103,233
  Long-term capital leases ...................................       11,136        1,030
  Deferred income taxes ......................................       51,578       51,739
  Other liabilities ..........................................        3,648        3,685
                                                                   --------     --------
   Total liabilities .........................................      212,722      193,891
                                                                   --------     --------

Mandatorily redeemable preferred stock .......................       13,564       13,018

Shareholders' equity:
   Class I common stock ......................................           43           43
   Class II common stock .....................................            2            2
  Additional paid-in capital .................................           19           19
  Retained earnings ..........................................       50,040       50,423
                                                                   --------     --------
   Total shareholders' equity ................................       50,104       50,487
                                                                   --------     --------
                                                                   $276,390     $257,396
                                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE  30,                 JUNE  30,
                                                                  ----------------------      ---------------------
                                                                                 1999                         1999
                                                                    2000        RESTATED        2000        RESTATED
                                                                  --------      --------      --------      --------
                                                                        (UNAUDITED)                (UNAUDITED)
Revenues ....................................................     $ 37,750      $ 44,534      $ 77,507      $ 83,249
Operating expenses:
   Cost of sales ............................................       35,070        38,574        72,460        72,238
   Selling, general and administrative ......................        1,598         1,304         3,039         2,535
                                                                  --------      --------      --------      --------
Operating income ............................................        1,082         4,656         2,008         8,476

Other (income) expense:
   Interest expense .........................................        2,079         2,176         4,174         4,548
   Interest income ..........................................         (683)         (509)       (1,036)       (1,078)
   Other expense ............................................          211           348           592           403
                                                                  --------      --------      --------      --------
Income (loss) from continuing operations before income taxes          (525)        2,641        (1,722)        4,603
Provision for income taxes ..................................         (421)          530          (877)          959
                                                                  --------      --------      --------      --------
Net income (loss) before income from discontinued operations          (104)        2,111          (845)        3,644

Income (loss) from discontinued operations ..................            3           (46)          (18)         (109)
                                                                  --------      --------      --------      --------

Net income before change in accounting principle ............         (101)        2,065          (863)        3,535

Change in accounting principle, net of tax ..................        1,026            --         1,026            --
                                                                  --------      --------      --------      --------

Net income ..................................................          925         2,065           163         3,535
Accretion of mandatorily redeemable preferred stock .........          278           324           546           646
                                                                  --------      --------      --------      --------
Net income (loss) available to common shareholders ..........     $    647      $  1,741      $   (383)     $  2,889
                                                                  ========      ========      ========      ========






The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                       CLASS I            CLASS II
                                    COMMON STOCK        COMMON STOCK     ADDITIONAL
                               -------------------    -----------------    PAID-IN   RETAINED
                                 SHARES    AMOUNTS    SHARES    AMOUNTS    CAPITAL   EARNINGS    TOTAL
                               ----------  -------    -------   -------  ----------  --------   -------
Balance at December 31, 1999    4,290,000    $  43    177,550     $  2       $19      $50,423   $50,487
Accretion of redeemable
  preferred stock ..........                                                             (546)     (546)
Net income .................                                                              163       163
                               ----------    -----    -------     ----       ---      -------   -------
Balance at June 30, 2000
  (unaudited) ..............    4,290,000    $  43    177,550     $  2       $19      $50,040   $50,104
                               ==========    =====    =======     ====       ===      =======   =======













The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE  30,
                                                                                            ------------------------
                                                                                                             1999
                                                                                              2000          RESTATED
                                                                                            --------        --------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................       $    163        $  3,535
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .......................................          7,929           7,342
     Amortization of bond discount ..................................................             39              39
     Equity in net losses of affiliates .............................................            775           1,292
     Deferred income taxes ..........................................................           (161)           (993)
     (Gain) on sale of investment ...................................................           (856)             --
     (Gain)/loss on sale of equipment ...............................................             72            (259)
     Interest income on long-term investments .......................................           (647)           (597)
                                                                                            --------        --------
     Cash generated from operations, before changes in assets and liabilities .......          7,314          10,359

Changes in assets and liabilities, net of effects from dispositions:
     Accounts receivable ............................................................           (641)         (2,616)
     Inventories ....................................................................         (1,210)         (1,802)
     Accounts payable and accrued expenses ..........................................            747            (689)
     Other ..........................................................................           (778)          1,121
                                                                                            --------        --------
     Net cash provided by operating activities ......................................          5,432           6,373
                                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................................        (12,484)        (14,601)
  Proceeds from sale of investment ..................................................          2,900              --
  Proceeds from sale of equipment ...................................................             46             375
  (Investments in) Distributions from affiliated companies ..........................           (600)         (1,000)
                                                                                            --------        --------
  Net cash (used) by investing activities ...........................................        (10,138)        (15,226)
                                                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .......................................................            (55)            (52)
  Repayment of capital leases .......................................................           (991)         (1,429)
  Net borrowings (payments) under line of credit agreements and current notes payable          5,245              --
                                                                                            --------        --------
  Net cash provided (used) by financing activities ..................................          4,199          (1,481)
                                                                                            --------        --------
  Net (decrease) in cash ............................................................           (507)        (10,334)

  Cash and cash equivalents at beginning of period ..................................            599          20,186
                                                                                            --------        --------
  Cash and cash equivalents at end of period ........................................       $     92        $  9,852
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

DISPOSAL OF A BUSINESS SEGMENT - DISCONTINUED OPERATIONS

         In June 2000, the Company sold the stock of Pen Cotton Company of South Carolina, a wholly owned subsidiary engaged in cotton ginning and warehousing in South Carolina. The selling price was $2,900,000 paid in cash at closing. Pen Holdings, Inc. is a guarantor of the debt that the buyer incurred to purchase the business. The gain resulting from the sale of approximately $847,000 is included in other income. As a result of this sale the Company has discontinued its cotton operations. The Company's balance sheet at December 31, 1999 and the statements of income and cash flows for the three months and six months ended June 30, 1999 have been restated to reflect the Company's discontinuation of cotton operations.

         Income from discontinued operations for the three months and six months ended June 30, 2000 is income of $5,000 (less applicable taxes of $2,000) and a loss of $27,000 (less applicable tax credits of $9,000), respectively. Loss from discontinued operations for the three months and six months ended June 30, 1999 is $70,000 (less applicable tax credits of $23,000) and $165,000 (less applicable tax credits of $56,000), respectively.

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

CHANGE IN ACCOUNTING PRINCIPLE

         During the three months ended June 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a fairly even mix of operations in underground mining and surface mining. However, the Company recently started two new underground mines in 2000. The underground mining process requires a large amount of supply parts inventory and the anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company's output in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,137,000 cumulative effect of the change on prior years (after reduction for income taxes of $586,000) is included in income of the six months ended June 30, 2000. The $1,723,000 reflects the supplies inventory balance at December 31, 1999. The effect of the change on the three months ended June 30, 2000 was to decrease net income $133,000; the effect of the change on the six months ended June 30, 2000 was to decrease net income $112,000. The pro forma amounts reflect the effect of retroactive application on supplies inventory expense and related income taxes that would have been made in 2000 had the new method been in effect at January 1, 2000. The effect of the change on the three months ended March 31, 2000 was to decrease net loss from $762,000 to $740,000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods.

INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999, which are included in the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 27, 2000. The results of operations for the three or six month periods are not necessarily indicative of results for the full year.

         In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of June 30, 2000, its results of operations for three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

NOTE 3-INVENTORIES:

         Inventories consist of the following (in thousands):

                                                     JUNE 30,     DECEMBER 31,
                                                       2000           1999
                                                     ---------      ---------
               Coal ............................     $   2,212      $   2,556
               Supplies ........................         1,554              0
                                                     ---------      ---------
                                                     $   3,766      $   2,556
                                                     =========      =========

         See Note 2 for change in accounting principle related to supplies inventory.

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

         Coal reserves and mine development costs consist of the following (in thousands):

                                                     JUNE 30,     DECEMBER 31,
                                                       2000           1999
                                                     ---------      ---------
               Coal reserves ...................     $ 153,883      $ 153,883
               Other mine development costs ....        16,823         15,063
                                                     ---------      ---------
                                                       170,706        168,946
               Accumulated depletion ...........       (31,109)       (28,617)
                                                     ---------      ---------
                                                     $ 139,597      $ 140,329
                                                     =========      =========


NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                     JUNE 30,     DECEMBER 31,
                                                       2000           1999
                                                     ---------      ---------
               Machinery and equipment .........     $  64,204      $  58,763
               River terminals .................        11,625         11,625
               Buildings .......................         6,028          5,772
               Coal preparation plant ..........         8,151          8,114
               Fork Creek mine development costs        45,293         27,526
               Other ...........................         3,905          3,125
                                                     ---------      ---------
                                                       139,206        114,925
               Accumulated depreciation ........       (52,846)       (48,258)
                                                     ---------      ---------
                                                     $  86,360      $  66,667
                                                     =========      =========


NOTE 6-REVOLVING LINES OF CREDIT:

         The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 8.67% at June 30, 2000) or the lender's prime lending rate (an effective rate of 10.50% at June 30, 2000). These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. At June 30, 2000, the Company was not in compliance with certain financial covenants, but has received a waiver for such non-compliance.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2000             1999
                                                                                        ---------        ---------
                                                                                      (IN THOUSANDS)  (IN THOUSANDS)
         Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the
Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and
December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of
Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen Holdings' subsidiaries
(the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the
Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of
Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at premiums to face value identified in the Indenture by and among Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated June 8, 1998 (the
"Indenture"), relating to the Senior Notes......................................        $  99,380        $  99,340

         Notes payable secured by a lien on an office building which serves as the Company's headquarters, with a net book value of $2,991,000 at June 30,
1999, payable in monthly installments of $37,000 through 2016. Interest included
in the monthly installments is a fixed rate of 8.33%...........................             3,950            4,006
                                                                                        ---------        ---------
Total long-term debt............................................................          103,330          103,346

Current maturities of long-term debt............................................             (118)            (113)
                                                                                        ---------        ---------
                                                                                        $ 103,212        $ 103,233
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

NOTE 8-GUARANTIES, COMMITMENTS AND CONTINGENCIES:

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

         Elk Horn filed a petition for re-hearing with the Commonwealth of Kentucky Court of Appeals, which was denied. The Commonwealth of Kentucky Court of Appeals' decision is reviewable by the Supreme Court of Kentucky. The Supreme Court of Kentucky has complete discretion to determine whether to accept Elk Horn's request for review of the Commonwealth of Kentucky Court of Appeals' decision. Notwithstanding the recent decision of the Commonwealth of Kentucky Court of Appeals, Elk Horn's litigation counsel and the Company's management believe that there are meritorious grounds for reversal and/or modification of this verdict on appeal on the issue of liability and damages. The Company cannot determine whether the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         The Company is awaiting a response from the Kentucky Supreme Court on whether it will review the lower court decision. In the meantime, the Company has filed suit against Tredegar Industries for any judgment the Company may have to pay with regard to the Cheyenne litigation. Tredegar Industries was the previous owner of The Elk Horn Coal Corporation, the subsidiary of the Company against which the judgment was rendered.

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

         The Company is a guarantor of $2,600,000 of debt that the purchaser of its Pen Cotton of South Carolina operation incurred to purchase the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Cheyenne litigation, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in Pen Holdings' annual report on Form 10-K for the year ended December 31, 1999, filed with the U.S. Securities and Exchange Commission on March 27, 2000. See "ITEM 1. BUSINESS-RISK FACTORS". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company controls the mineral rights to approximately 216 million tons of coal reserves, of which management believes 89% is owned in fee. In the three and six months ended June 30, 2000, the Company sold approximately 1,364,000 and 2,731,000 tons of coal, respectively, approximately 92.8% and 88.6% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and six months ended June 30, 2000, approximately 65.6% and 66.8% respectively of the tonnage was sold to seven long-term sales contract customers, with most of the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company.

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

         The Company's cost of sales is primarily composed of expenses related to coal operations and coal leasing. Cost of coal sales are principally related to (i) costs associated with production, (ii) contract mining fees, (iii) coal purchases and (iv) barge loading charges.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                           ------------------      ------------------
                                                            2000        1999        2000        1999
                                                           ------      ------      ------      ------
Revenues .............................................      100.0%      100.0%      100.0%      100.0%
Operating expenses:
  Cost of sales ......................................       92.9%       86.6%       93.5%       86.8%
  Selling, general and administrative ................        4.2%        2.9%        3.9%        3.0%
                                                           ------      ------      ------      ------
Operating income .....................................        2.9%       10.5%        2.6%       10.2%

Other (income) expense:
  Interest expense ...................................        5.5%        4.9%        5.4%        5.5%
  Interest income ....................................       (1.8%)      (1.1%)      (1.3%)      (1.3%)
  Other (income) expense .............................        0.6%        0.8%        0.8%        0.5%
                                                           ------      ------      ------      ------
Income from continuing operations before income taxes        (1.4%)       5.9%       (2.3%)       5.5%

Provision for income taxes ...........................       (1.1%)       1.2%       (1.1%)       1.2%
                                                           ------      ------      ------      ------
Income before income from discontinued operations ....       (0.3%)       4.7%       (1.2%)       4.4%

Income (loss) from discontinued operations, net of tax        0.0%       (0.1%)      (0.0%)      (0.1%)
                                                           ------      ------      ------      ------
Income before change in accounting principle .........       (0.3%)       4.6%       (1.2%)       4.3%

Change in accounting principle, net of tax ...........        2.7%        0.0%        1.3%        0.0%
                                                           ------      ------      ------      ------
Net income ...........................................        2.4%        4.6%        0.1%        4.3%
                                                           ======      ======      ======      ======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

REVENUES

         Coal sales. Coal sales revenues were $35,096,000 for the three months ended June 30, 2000 compared to $42,543,000 for the three months ended June 30, 1999, a decrease of 17.5%. The decrease is primarily attributable to a decrease in the volume of coal shipped. Coal sales volume decreased to 1,364,000 tons for the three months ended June 30, 2000 from 1,532,000 tons for the three months ended June 30, 1999, a decrease of 11.0%. The decrease is primarily attributable to the expiration of a contract with an international government owned foreign utility with which the company had a long term contract. The sales price per ton for this contract was higher than equivalent domestic utility sales price due to the fact that the shipping point for the exported coal was F.O.B. Gulf of Mexico and domestic coal is typically shipped F.O.B. barge near West Virginia.

         Coal leasing. Coal leasing revenues were $2,047,000 for the three months ended June 30, 2000 compared to $1,654,000 for the three months ended June 30, 1999, an increase of 23.8%. The increase is primarily attributable to an increase in the volume of production from lessees and a reduction in the amount of advanced minimum being recouped by lessees. Production from lessees' mining operations was 985,000 tons for the three months ended June 30, 2000 compared to 884,000 for the three months ended June 30, 1999, an increase of 11.4%.

         Other. Other revenues were $607,000 for the three months ended June 30, 2000 compared to $337,000 for the three months ended June 30, 1999, a increase of 80.1%. Other revenues primarily includes revenues from timber sales on the Company's coal reserves for the three months ended June 30, 2000 and for the three months ended June 30, 1999.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $33,919,000 for the three months ended June 30, 2000 compared to $37,478,000 for the three months ended June 30, 1999, a decrease of 9.5% during a period in which tons sold decreased 11.0%. During the second quarter of 2000, the Company recorded a receivable for Black Lung Excise Tax payments on export shipments for the periods 1995 through 1999. This tax has been declared unconstitutional by the United States Supreme Court and the Internal Revenue Service is preparing to process refund claims. The refund totals $1,504,000 and was credited to cost of sales in the second quarter of 2000. Cost of sales increased approximately $1.50 per ton (exclusive of the effects of the Black Lung Excise Tax refund). This increase is primarily related to adverse mining conditions at the Company's Kiah Creek Surface mine.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $1,151,000 for the three months ended June 30, 2000 compared to $1,096,000 for the three months ended June 30, 1999, an increase of 5.0%. The increase primarily resulted from an increase in the volume of coal mined by lessees, while administration costs expenses have decreased primarily related to reduced staff.

OTHER

         Selling, general and administrative expenses totaled $1,598,000 for the three months ended June 30, 2000 compared to $1,304,000 for the three months ended June 30, 1999, an increase of 22.5%. Selling, general and administrative expenses were 4.2% and 2.9% of revenues for the three months ended June 30, 2000 and 1999 respectively. The increase is primarily the results from increased payroll costs and payroll benefit costs as a result of opening a coal field office in Charleston, West Virginia and increased professional fees.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $5,027,000 for the three months ended June 30, 2000 compared to $8,268,000 for the three months ended June 30, 1999, a decrease of 39.2%. This decrease is primarily attributable to decreased coal shipments and increased mining costs at the Company's operations.

         Interest expense totaled $2,079,000 for the three months ended June 30, 2000 compared to $2,176,000 for the three months ended June 30, 1999, a decrease of 4.5%. This decrease primarily resulted from additional capitalization of interest related to the Fork Creek development. Capitalized Interest for the three months ended June 30, 2000 was $1,420,000 compared to $592,000 for the three months ended June 30, 1999.

         Interest income totaled $683,000 for the three months ended June 30, 2000 compared to $509,000 for the three months ended June 30, 1999, an increase of 34.2%. Interest income decreased due to lower levels of cash invested as a result of expenditures related to the Fork Creek development. The decrease was more than offset, however, by the $317,000 of interest income related to the Black Lung Excise tax refund discussed above in Cost of Sales - Coal Sales.

         Other expense was $211,000 for the three months ended June 30, 2000 compared to $348,000 for the three months ended June 30, 1999. Other expense for the three months ended June 30, 2000 and June 30, 1999 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River. During the three months ended June 30, 2000, the Company recorded a gain of $847,000 for the sale of its cotton facility in South Carolina and the Company also incurred $626,000 in bad debt expense.

         Income taxes were a benefit of $421,000 for the three months ended June 30, 2000 compared to expense of $530,000 for the three months ended June 30, 1998, a decrease of 179.4%. The decrease is a result of lower income in the three months ended June 30, 2000 than in the three months ended June 30, 1999. The increase in the effective tax rate from 20.1% for the three months ended June 30, 1999 to 80.2% for the three months ended June 30, 2000 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pre-tax income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Coal sales. Coal sales revenues were $72,137,000 for the six months ended June 30, 2000 compared to $79,544,000 for the six months ended June 30, 1999, a decrease of 9.3%. This decrease is primarily attributable to an decrease in the volume of coal shipped. Coal sales volume was 2,731,000 tons for the first six months of 2000 compared to 2,855,000 tons for the first six months of 1999, a decrease of 4.3%. The decreased volume is primarily attributable to the expiration of a contract with an international government owned foreign utility.

         Coal leasing. Coal leasing revenues were $3,873,000 for the six months ended June 30, 2000 compared to $3,367,000 for the six months ended June 30, 1999, an increase of 15.0%. The increase is primarily attributable to an increase in the volume of production from lessees. Production from the Company's lessees was 1,946,000 tons for the six months ended June 30, 2000 compared to 1,734,000 for the six months ended June 30, 1999, an increase of 12.2%.

         Other. Other revenues primarily includes revenues from timber sales on the Company's coal reserves for the six months ended June 30, 2000 and for the six months ended June 30, 1999. Other revenues were $1,497,000 for the six months ended June 30, 2000 compared to $338,000 for the six months ended June 30, 1999, an increase of 342.9%.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $70,338,000 for the six months ended June 30, 2000 compared to $70,150,000 for the six months ended June 30, 1999, an increase of 0.3%, while tons sold decreased 4.3%. This increase resulted primarily from increased cost in the Kiah Creek Surface operation to move into and develop a new reserve area and unfavorable mining conditions in the Kiah Creek underground operation.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $2,122,000 for the six months ended June 30, 2000 compared to $2,088,000 for the six months ended June 30, 1999, an increase of 1.6%. The increase primarily resulted from an increase in the volume of coal mined by lessees, while administration costs expenses have decreased primarily related to reduced staff.

OTHER

         Selling, general and administrative expenses totaled $3,039,000 for the six months ended June 30, 2000 compared to $2,535,000 for the six months ended June 30, 1999, an increase of 19.9%. Selling, general, and administrative expenses were 3.9% of revenues for the six months ended June 30, 2000 and 3.0% of revenues for the six months ended June 30, 1999. The increase primarily results from increased payroll costs and payroll benefit costs as a result of opening a coal field office in Charleston, West Virginia and increased professional fees.

         As a result, EBITDA totaled $9,794,000 for the six months ended June 30, 2000 compared to $15,675,000 for the six months ended June 30, 1999, a decrease of 37.5%. This decrease is primarily attributable to decreased coal shipments and increased mining costs at the Company's operations.

         Interest expense totaled $4,174,000 for the six months ended June 30, 2000 compared to $4,548,000 for the six months ended June 30, 1999, a decrease of 8.2%. This decrease primarily resulted from additional capitalization of interest related to the Fork Creek development. Capitalized interest for the six months ended June 30, 2000 was $2,598,000 compared to $1,093,000 for the six months ended June 30, 1999.

         Interest income totaled $1,036,000 for the six months ended June 30, 2000 compared to $1,078,000 for the six months ended June 30, 1999, a decrease of 3.9%. This primarily resulted from lower levels of cash invested as a result of expenditures related to the Fork Creek development offset by $317,000 of interest related to the Black Lung Excise tax refund discussed in Cost of Sales
- Coal Sales above.

         Other income (expense) was $592,000 of expense for the six months ended June 30, 2000 compared to $403,000 of income for the six months ended June 30, 1999. Other expense for the six months ended June 30, 2000 and June 30, 1999 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River. During the six months ended June 30, 2000, the Company recorded a gain of $847,000 on the sale of its cotton facility in South Carolina and incurred $626,000 in bad debt expense.

         Income taxes were a benefit of $877,000 for the six months ended June 30, 2000 compared to expense of $959,000 for the six months ended June 30, 1999, a decrease of 191.4%. The decrease is a result of lower net income in the six months ended June 30, 2000. The increase in the effective tax rate from 20.8% for the six months ended June 30, 1999 to 50.9% for the six months ended June 30, 2000 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pre-tax income.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued the $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 (the "Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At June 30, 2000, the Company had total indebtedness, including capital leases, revolving credit loans, and current maturities, of $141,420,000. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The current grid spread is 2% above LIBOR and 1% above Prime Rate. The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

         The Company's principal liquidity requirements are for debt service requirements under the Senior Notes, and other outstanding indebtedness, and for working capital needs and capital expenditures. Historically, the Company has funded its capital and operating requirements with a combination of cash on hand, operating cash flow, operating leases and borrowings under credit facilities and capital leases. The Company has utilized these sources of funds to make acquisitions, fund significant capital investments in its properties, fund operations and service debt under credit facilities.

         For the six months ended June 30, 2000, the Company made capital expenditures of $ 26,533,000 (including those attributable to the Fork Creek development of $21,937,000, which includes capitalized interest of $2,599,000). The capital expenditure balance includes capital lease proceeds of $14,049,000, which are netted out of capital expenditures on the Consolidated Statement of Cash Flows. The Company's budget for 2000 capital items is approximately $39,205,000 (including Fork Creek expenditures of $29,838,000, which includes capitalized interest of $3,195,000). The Company expects to fund its budgeted capital items through a combination of proceeds from the issuance of the Senior Notes, borrowings or leases from equipment finance companies, borrowings under the Credit Facility and cash currently on hand or generated from operations. The following schedule depicts the method of funding capital items during the first six months of 2000 and the expected method of funding for the remaining six months of 2000:

                          2000 FORECASTED CAPITAL ITEMS

                                                   Fork Creek    Other         Total
                                                   ----------   ---------   ----------
Amount expected to finance through operating
  leases in 2000                                 $  12,352,000   $ 2,836,000   $ 15,188,000
Amount expected to finance with cash from
  operations and/or debt in 2000                    34,044,000     5,161,000     39,205,000
                                                 -------------   -----------   ------------
Total 2000 forecasted capital items                 46,396,000     7,997,000     54,393,000

Less:
Amount financed through operating leases (1/1/00
  - 6/30/00)                                         1,973,000     1,946,000      3,919,000
Amount financed with cash from operations and/or
  debt (1/1/00 - 6/30/00)                           21,938,000     4,595,000     26,533,000
                                                 -------------   -----------   ------------
Remaining forecasted capital items (7/1/00 -
  12/31/00)                                      $  22,485,000   $ 1,456,000   $ 23,941,000
                                                 =============   ===========   ============
Amount expected to finance through operating
  leases (7/1/00 - 12/31/00)                     $  10,379,000   $   890,000   $ 11,270,000
                                                 =============   ===========   ============
Amount expected to finance with cash from
  operations and/or debt (7/1/00 - 12/31/00)     $  12,103,000   $   565,000   $ 12,671,000
                                                 =============   ===========   ============

         All necessary permits for commencing operations at Fork Creek have been obtained. Mining began in May 2000. Management believes that construction of the Fork Creek preparation plant and other related facilities will be complete and shipments will begin in August 2000.

         Management believes that it will have sufficient sources of liquidity to fund the completion of Fork Creek, other capital expenditures and its working capital needs from borrowings under the Credit Agreement, operating cash flow, and from negotiating and entering into borrowings or leases with equipment finance companies or other borrowings permitted by the Credit Agreement and Indenture. However, the Company's liquidity will be adversely impacted in the event that Elk Horn's appeals are denied and it is required to pay its current judgment to Cheyenne. (See PART II, ITEM 1, "Legal Proceedings," of this Form 10-Q and the discussion of this litigation below.) The Company sold the remainder of its cotton operations in June 2000, which transaction generated $2,900,000 before income tax. The Company has entered into an agreement to sell timber rights at Fork Creek and expects such sale to generate cash of approximately $2,700,000. Management of the Company had considered selling its Elk Horn leasing operations and/or a portion of its mineral rights at Fork Creek, but has since decided not to pursue such sales at this time. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs.

         Net cash generated by operating activities was $5,432,000 for the six months ended June 30, 2000 compared to $6,373,000 for the six months ended June 30, 1999. The $941,000 decrease in cash flow from operating activities is primarily related to higher production costs at the Company's mines due to mining conditions and development costs.

         Net cash used by investing activities was $10,138,000 for the six months ended June 30, 2000 compared to $15,226,000 for the six months ended June 30, 1999. Net cash used by investing activities decreased by $5,088,000, primarily as a result of the Company utilizing capital and operating leases to finance its mining equipment purchases in 2000. Actual capital expenditures increased to $26,533,000 for the six months ended June 30, 2000 from $14,601,000 in the six months ended June 30,1999 primarily as a result of increased spending on the Fork Creek development.

         Net cash provided by financing activities of $4,199,000 for the six months ended June 30, 2000 reflects an increase of $5,680,000 over the $1,481,000 used for financing activities in the six months ended June 30, 1999. The net cash provided in 2000 resulted from the Company's use of its line of credit to fund a portion of its capital expenditures in 2000. In 1999, capital expenditures were financed primarily with cash.

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

The Company is awaiting a response from the Kentucky Supreme Court on whether it will review the lower court decision. In the meantime, the Company has filed suit against Tredegar Industries for any judgment the Company may have to pay with regard to the Cheyenne litigation. Tredegar Industries was the previous owner of The Elk Horn Coal Corporation, the subsidiary of the Company against which the judgment was rendered.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Company press release dated June 30, 2000, filed hereto as exhibit 99.01.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

18.1 Letter from accountants regarding change in accounting principle.

27.1 Financial Data Schedule

99.1 Press Release dated June 30, 2000, regarding the sale of Elk Horn Coal Corporation.

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated August 14, 2000

                                     PEN HOLDINGS, INC.



                                     By: /s/ William E. Beckner
                                         ---------------------------------------
                                         William E. Beckner
                                         President and Chief Executive Officer



                                     By: /s/ Mark A. Oldham
                                         ---------------------------------------
                                         Mark A. Oldham
                                         Senior Vice President, Secretary,
                                         Treasurer and Chief Financial Officer