Form 10-Q
period 2000-09-30
PEN HOLDINGS INC
filed 2000-11-14
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of November 14, 2000: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares.

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet - September 30, 2000 and December 31, 1999                         1
   Consolidated Statement of Income - Three Months Ended September 30, 2000 and 1999
        and Nine Months Ended September 30, 2000 and 1999                                        2
   Consolidated Statement of Changes In Shareholders' Equity                                     3
   Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2000 and 1999          4
   Notes to Consolidated Financial Statements                                                    5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    8
Item 3. Quantitative and Qualitative Disclosures about Market Risk                              13

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                       14
Item 2. Changes in Securities and Use of Proceeds                                               14
Item 3. Defaults Upon Senior Securities                                                         14
Item 4. Submission of Matters to a Vote of Security Holders                                     14
Item 5. Other Information                                                                       14
Item 6. Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                      15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                   RESTATED
                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       2000          1999
                                                                     --------       --------
                                                                    (UNAUDITED)    (UNAUDITED)

                   ASSETS
Current assets:
  Cash and cash equivalents ..................................       $     85       $    599
  Accounts receivable (net of allowance for doubtful accounts)         13,530         16,863
  Inventories ................................................          4,847          2,556
  Refundable income taxes ....................................            505            686
  Other assets ...............................................          2,310          2,257
                                                                     --------       --------
   Total current assets ......................................         21,277         22,961

  Investment in unconsolidated affiliated companies ..........          3,296          5,773
  Coal reserves and mine development costs, net ..............        138,714        140,329
  Property, plant and equipment, net .........................         94,477         66,667
  Long-term investments ......................................         16,573         15,663
  Other assets ...............................................          6,449          6,003
                                                                     --------       --------
                                                                     $280,786       $257,396
                                                                     ========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .......................       $    120       $    113
  Current maturities of capital leases .......................          4,065          1,252
  Accounts payable ...........................................          8,851          8,345
  Accrued liabilities ........................................         10,830          6,777
  Deferred income taxes ......................................            207            212
                                                                     --------       --------
   Total current liabilities .................................         24,073         16,699

  Revolving credit loans .....................................         23,275         17,505
  Long-term debt .............................................        103,201        103,233
  Long-term capital leases ...................................         10,176          1,030
  Deferred income taxes ......................................         51,839         51,739
  Other liabilities ..........................................          4,278          3,685
                                                                     --------       --------
   Total liabilities .........................................        216,842        193,891
                                                                     --------       --------

Mandatorily redeemable preferred stock .......................         13,837         13,018

Shareholders' equity:
   Class I common stock ......................................             43             43
   Class II common stock .....................................              2              2
  Additional paid-in capital .................................             19             19
  Retained earnings ..........................................         50,043         50,423
                                                                     --------       --------
   Total shareholders' equity ................................         50,107         50,487
                                                                     --------       --------
                                                                     $280,786       $257,396
                                                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ----------------------      ------------------------
                                                                                RESTATED                     RESTATED
                                                                    2000          1999          2000           1999
                                                                  --------      --------      ---------      ---------
                                                                        (UNAUDITED)                  (UNAUDITED)

Revenues ....................................................     $ 35,691      $ 45,732      $ 113,198      $ 128,981
Operating expenses:
   Cost of sales ............................................       31,199        41,920        103,659        114,158
   Selling, general and administrative ......................        1,416         1,560          4,455          4,095
                                                                  --------      --------      ---------      ---------
Operating income ............................................        3,076         2,252          5,084         10,728

Other (income) expense:
   Interest expense .........................................        2,684         2,865          6,858          7,413
   Interest income ..........................................         (423)         (465)        (1,459)        (1,543)
   Other expense ............................................          121           193            713            596
                                                                  --------      --------      ---------      ---------
Income (loss) from continuing operations before income taxes           694          (341)        (1,028)         4,262
Provision (benefit) for income taxes ........................          418          (416)          (459)           114
                                                                  --------      --------      ---------      ---------
Net income (loss) before income from discontinued operations           276            75           (569)         4,148

Loss from discontinued operations (Note 1) ..................           --          (238)           (18)          (284)
                                                                  --------      --------      ---------      ---------
Net income (loss) before change in accounting principle
  (Note 2) ..................................................          276          (163)          (587)         3,864

Change in accounting principle, net of tax ..................           --            --          1,026             --
                                                                  --------      --------      ---------      ---------
Net income (loss) ...........................................          276          (163)           439          3,864
Accretion of mandatorily redeemable preferred stock .........          273          (189)           819            135
                                                                  --------      --------      ---------      ---------
Net income (loss) available to common shareholders ..........     $      3      $     26      $    (380)     $   3,729
                                                                  ========      ========      =========      =========









The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                          CLASS I                CLASS II
                                       COMMON STOCK            COMMON STOCK     ADDITIONAL
                                  ----------------------     ----------------     PAID-IN    RETAINED
                                    SHARES       AMOUNTS     SHARES   AMOUNTS     CAPITAL    EARNINGS      TOTAL
                                  ----------     -------     -------  -------     -------    --------     -------
Balance at December 31, 1999       4,290,000      $  43      177,550     $2         $19       $50,423     $50,487

Accretion of preferred stock                                                                     (819)       (819)
Net income ..................                                                                     439         439
                                  ----------      -----      -------     --         ---       -------     -------
Balance at September 30, 2000
  (unaudited) ...............      4,290,000      $  43      177,550     $2         $19       $50,043     $50,107
                                  ==========      =====      =======     ==         ===       =======     =======






The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        ----------------------
                                                                                                      RESTATED
                                                                                          2000          1999
                                                                                        --------      --------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................     $    439      $  3,864
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .....................................       11,805        11,291
     Amortization of bond discount ................................................           59            59
     Equity in net losses of affiliates ...........................................        1,031         1,762
     Deferred income taxes ........................................................          100        (2,696)
     (Gain) on sale of investment .................................................         (856)           --
     (Gain)/loss on sale of equipment .............................................          (59)         (325)
     Interest income on long-term investments .....................................         (910)         (904)
                                                                                        --------      --------
     Cash generated from operations, before changes in assets and liabilities .....       11,609        13,051

Changes in assets and liabilities, net of effects from dispositions:
     Accounts receivable ..........................................................        3,332        (3,978)
     Inventories ..................................................................       (2,291)       (1,611)
     Accounts payable and accrued expenses ........................................        4,560         2,840
     Other ........................................................................         (241)          310
                                                                                        --------      --------
     Net cash provided by operating activities ....................................       16,969        10,612
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................................................      (23,423)      (26,372)
  Proceeds from sale of investment ................................................        2,900            --
  Proceeds from sale of equipment .................................................          244           480
  Investments in affiliated companies .............................................         (800)       (1,000)
                                                                                        --------      --------
  Net cash used by investing activities ...........................................      (21,079)      (26,892)
                                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .....................................................          (84)          (77)
  Repayment of capital leases .....................................................       (2,090)       (1,898)
  Net borrowings under line of credit agreements and current notes payable ........        5,770            --
                                                                                        --------      --------
  Net cash (used for) provided by financing activities ............................        3,596        (1,975)
                                                                                        --------      --------
  Net decrease in cash ............................................................         (514)      (18,255)

  Cash and cash equivalents at beginning of period ................................          599        20,186
                                                                                        --------      --------
  Cash and cash equivalents at end of period ......................................     $     85      $  1,931
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

DISPOSAL OF A BUSINESS SEGMENT - DISCONTINUED OPERATIONS

         In June 2000, the Company sold the stock of Pen Cotton Company of South Carolina, a wholly-owned subsidiary engaged in cotton ginning and warehousing in South Carolina. The selling price was $2,900,000 paid in cash at closing. Pen Holdings is a guarantor of the debt that the buyer incurred to purchase the business. The gain resulting from the sale of approximately $847,000 is included in other income. As a result of this sale the Company has discontinued its cotton operations. The Company's balance sheet at December 31, 1999 and the statements of income and cash flows for the nine months ended September 30, 1999 have been restated to reflect the Company's discontinuation of cotton operations.

         Loss from discontinued operations for the nine months ended September 30, 2000 is $27,000 (less applicable tax benefit of $9,000). Loss from discontinued operations for the three months and nine months ended September 30, 1999 is $361,000 (less applicable tax benefit of $123,000) and $430,000 (less applicable tax benefit of $146,000), respectively.

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

CHANGE IN ACCOUNTING PRINCIPLE

         During the six months ended June 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a relatively even mix of operations in underground mining and surface mining. However, the Company started two new underground mines in 2000. The underground mining process requires a large amount of mining supplies and supply parts inventory. The anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company's production in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,137,000 cumulative effect of the change on prior years (after reduction for income taxes of $586,000) is included in income of the nine months ended September 30, 2000. The supplies inventory balance at December 31, 1999 was $1,723,000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods.

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

         In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of September 30, 2000, its results of operations for three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

NOTE 3-INVENTORIES:

    Inventories consist of the following (in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2000             1999
                                                 ---------        ---------
         Coal ............................       $   3,461        $   2,556
         Supplies ........................           1,386                0
                                                 ---------        ---------
                                                 $   4,847        $   2,556
                                                 =========        =========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

    Coal reserves and mine development costs consist of the following (in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2000             1999
                                                 ---------        ---------
         Coal reserves ...................       $ 153,883        $ 153,883
         Other mine development costs ....          17,219           15,063
                                                 ---------        ---------
                                                   171,102          168,946

         Accumulated depletion ...........         (32,388)         (28,617)
                                                 ---------        ---------
                                                 $ 138,714        $ 140,329
                                                 =========        =========


NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2000             1999
                                                 ---------        ---------
         Machinery and equipment .........       $  64,805        $  58,763
         River terminals .................          11,625           11,625
         Buildings .......................           6,044            5,772
         Coal preparation plant ..........           8,151            8,114
         Fork Creek mine development costs          54,220           27,526
         Other ...........................           3,539            3,125
                                                 ---------        ---------
                                                   148,384          114,925
         Accumulated depreciation ........         (53,907)         (48,258)
                                                 ---------        ---------
                                                 $  94,477        $  66,667
                                                 =========        =========


NOTE 6-REVOLVING LINES OF CREDIT:

    The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are secured by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 9.37% at September 30, 2000) or the lender's prime lending rate (an effective rate of 11.25% at September 30, 2000). These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. At September 30, 2000, the Company was not in compliance with certain financial covenants, but has received a waiver for such non-compliance.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2000             1999
                                                                                       ---------        ---------
                                                                                    (IN THOUSANDS)    (IN THOUSANDS)
         Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the
Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and
December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of
Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen Holdings' subsidiaries
(the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the
Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of
Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at premiums to face value identified in the Indenture by and among Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated June 8, 1998 (the
"Indenture"), relating to the Senior Notes .....................................       $  99,399        $  99,340

         Notes payable secured by a lien on an office building which serves as the Company's headquarters, with a net book value of $2,854,000 at September 30,
2000, payable in monthly installments of $37,000 through 2016. Interest included
in the monthly installments is a fixed rate of 8.33% ...........................           3,922            4,006
                                                                                       ---------        ---------
Total long-term debt ...........................................................         103,321          103,346

Current maturities of long-term debt ...........................................            (120)            (113)
                                                                                       ---------        ---------
                                                                                       $ 103,201        $ 103,233
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

NOTE 8-GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         On February 25, 2000, in a two-to-one split decision, the Commonwealth of Kentucky Court of Appeals upheld the September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly-owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus pre-judgment interest). This lawsuit was brought against The Elk Horn Coal Corporation ("Elk Horn", a wholly-owned subsidiary of Pen Holdings on a case relating to a coal lease that was entered into by Elk Horn prior to the Company's purchase of Elk Horn.

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

         The Company is awaiting a response from the Kentucky Supreme Court on whether it will review the lower court decision. In the meantime, the Company has filed suit against Tredegar Industries for any judgment the Company may have to pay with regard to the Cheyenne litigation. Tredegar Industries was the owner of The Elk Horn Coal Corporation when part of the events that gave rise to the action occurred. The case against Tredegar Industries has been stayed pending the outcome of the Company's appeal to the Kentucky Supreme Court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends", "anticipates", or "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the ultimate resolution of the Cheyenne litigation, the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in Pen Holdings' annual report on Form 10-K for the year ended December 31, 1999, filed with the U.S. Securities and Exchange Commission on March 27, 2000. See "ITEM 1. BUSINESS-RISK FACTORS". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third parties, the Company controls the mineral rights to approximately 214 million tons of coal reserves, of which management believes 89% is owned in fee. In the three and nine months ended September 30, 2000, the Company sold approximately 1,174,000 and 3,905,000 tons of coal, respectively, approximately 93.4% and 90.0% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and nine months ended September 30, 2000, approximately 69.8% and 66.8% respectively of the tonnage was sold to nine long-term sales contract customers, with most of the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------    -----------------
                                                          2000       1999       2000       1999
                                                         ------     ------     ------     ------
Revenues                                                  100.0%     100.0%     100.0%     100.0%
Operating expenses:
   Cost of sales                                           87.4%      91.7%      91.6%      88.5%
   Selling, general and administrative                      4.0%       3.4%       3.9%       3.2%
                                                         ------     ------     ------     ------
Operating income                                            8.6%       4.9%       4.5%       8.3%

Other (income) expense:
   Interest expense                                         7.5%       6.3%       6.1%       5.7%
   Interest income                                         (1.2)%     (1.0)%     (1.3)%     (1.2)%
   Other (income) expense                                   0.3%       0.4%       0.6%       0.5%
                                                         ------     ------     ------     ------
Income from continuing operations before income taxes       2.0%      (0.8)%     (0.9)%      3.3%

Provision (benefit) for income taxes                        1.2%      (0.9)%     (0.4)%      0.1%
                                                         ------     ------     ------     ------

Income before income from discontinued operations           0.8%       0.1%      (0.5)%      3.2%

Income (loss) from discontinued operations, net of tax      0.0%      (0.5)%      0.0%      (0.2)%
                                                         ------     ------     ------     ------
Income before change in accounting principle                0.8%      (0.4)%     (0.5)%      3.0%

Change in accounting principle, net of tax                  0.0%       0.0%       0.9%       0.0%
                                                         ------     ------     ------     ------
Net income                                                  0.8%      (0.4)%      0.4%       3.0%
                                                         ======     ======     ======     ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Coal sales. Coal sales revenues were $31,179,000 for the three months ended September 30, 2000 compared to $43,655,000 for the three months ended September 30, 1999, a decrease of 28.6%. The decrease is primarily attributable to a decrease in the volume of coal shipped. Coal sales volume decreased to 1,174,000 tons for the three months ended September 30, 2000 from 1,590,000 tons for the three months ended September 30, 1999, a decrease of 26.2%. The decrease is primarily attributable to a more limited supply of coal available for purchase. Purchased coal has been used historically to supplement the company's production. The Company believes that this limited supply is due primarily to a decline of production in the region combined with increased demand from coal-based synthetic fuel producers who can pay a premium price for purchased coal because of the tax benefits given to those producers. See a discussion of synthetic fuel producers and their effect on the market in the Pen Holdings' annual report on Form 10-K for the year ended December 31, 1999, filed with the U.S. Securities and Exchange Commission on March 27, 2000. See "ITEM 1. BUSINESS-RISK FACTORS-PRICE FLUCTUATIONS AND MARKETS". The decrease in coal sales revenues is also attributable to the expiration of a coal sales agreement with an international government-owned foreign utility in 1999.

         Coal leasing. Coal leasing revenues were $1,779,000 for the three months ended September 30, 2000 compared to $2,077,000 for the three months ended September 30, 1999, a decrease of 14.3%. The decrease is primarily attributable to a decrease in the volume of production from lessees. Production from lessees' mining operations was 901,000 tons for the three months ended September 30, 2000 compared to 1,073,000 for the three months ended September 30, 1999, a decrease of 16.0%.

         Other. Other revenues were $2,733,000 for the three months ended September 30, 2000. Other revenue for the three months ended September 30, 2000 was generated from a timber sale on a large tract of timber overlying the Company's Fork Creek coal reserves. There were no other revenues in the three months ended September 30, 1999.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $30,209,000 for the three months ended September 30, 2000 compared to $40,838,000 for the three months ended September 30, 1999, a decrease of 26.0% related to the decrease in coal sales volume of 26.2% discussed in COAL SALES-REVENUES above.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $990,000 for the three months ended September 30, 2000 compared to $1,082,000 for the three months ended September 30, 1999, a decrease of 8.5%. The decrease primarily resulted from a decrease in the volume of coal mined by lessees.

OTHER

         Selling, general and administrative expenses totaled $1,416,000 for the three months ended September 30, 2000 compared to $1,560,000 for the three months ended September 30, 1999, a decrease of 9.2%. Selling, general and administrative expenses were 4.0% and 3.4% of revenues for the three months ended September 30, 2000 and 1999 respectively. The decrease primarily results from decreased legal costs as a result of the 1990-1993 Internal Revenue Service examination being completed in the third quarter of 1999.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $6,882,000 for the three months ended September 30, 2000 compared to $6,221,000 for the three months ended September 30, 1999, an increase of 10.6%. This increase is primarily attributable to EBITDA generated from the sale of timber from Fork Creek as described above in Revenues - Other.

         Interest expense totaled $2,684,000 for the three months ended September 30, 2000 compared to $2,865,000 for the three months ended September 30, 1999, a decrease of 6.3%. This decrease primarily resulted from additional capitalization of interest related to the Fork Creek development. Capitalized Interest for the three months ended September 30, 2000 was $1,397,000 compared to $747,000 for the three months ended September 30, 1999.

         Interest income totaled $423,000 for the three months ended September 30, 2000 compared to $465,000 for the three months ended September 30, 1999, a decrease of 9.0%. Interest income decreased due to lower levels of cash temporarily invested as a result of expenditures related to the Fork Creek development.

         Other expense was $121,000 for the three months ended September 30, 2000 compared to $193,000 for the three months ended September 30, 1999. Other expense for the three months ended September 30, 2000 and September 30, 1999 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River.

         Income tax expense was $418,000 for the three months ended September 30, 2000 compared to a benefit of $416,000 for the three months ended September 30, 1999, an increase of $834,000. The increase is a result of higher income in the three months ended September 30, 2000 than in the three months ended September 30, 1999. The decrease in the effective tax rate from 121.9% for the three months ended September 30, 1999 to 60.2% for the three months ended September 30, 2000 results primarily from the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pre-tax income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Coal sales. Coal sales revenues were $103,923,000 for the nine months ended September 30, 2000 compared to $123,199,000 for the nine months ended September 30, 1999, a decrease of 15.7%. This decrease is primarily attributable to a decrease in the volume of coal shipped. Coal sales volume was 3,905,000 tons for the first nine months of 2000 compared to 4,445,000 tons for the first nine months of 1999, a decrease of 12.1%. The decreased volume is primarily attributable to the expiration of a contract with an international government-owned foreign utility and a limited supply of coal available to purchase. The Company has historically used purchased coal to supplement its own production.

         Coal leasing. Coal leasing revenues were $5,652,000 for the nine months ended September 30, 2000 compared to $5,444,000 for the nine months ended September 30, 1999, an increase of 3.8%. The increase is primarily attributable to an increase in the volume of production from lessees. Production from the Company's lessees was 2,846,000 tons for the nine months ended September 30, 2000 compared to 2,807,000 for the three months ended September 30, 1999, an increase of 1.4%. The increase in coal leasing revenues was also partially attributable to a reduction in the amount of advanced minimum lease payments being recouped by lessees.

         Other. Other revenues primarily includes revenues from timber sales on the Company's coal reserves for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. Other revenues were $3,623,000 for the nine months ended September 30, 2000 compared to $338,000 for the nine months ended September 30, 1999. The increase is related to the sale of a large tract of timber overlying the Company's Fork Creek reserves.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $100,547,000 for the nine months ended September 30, 2000 compared to $110,988,000 for the nine months ended September 30, 1999, a decrease of 9.4%, while tons sold decreased 12.1%. During the nine months ended September 30, 2000, production costs at the Kiah Creek operation were higher than the prior period due to i) lower than expected coal thickness at one of the Company's underground mines, and ii) increased cost in the Kiah Creek surface operation as a result of higher overburden ratios and increased diesel fuel costs. Management has recently made changes in the Kiah Creek surface operation in an attempt to improve productivity at the operation. The changes include idling several less-productive pieces of machinery and eliminating the related labor to reduce costs and increase productivity.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $3,112,000 for the nine months ended September 30, 2000 compared to $3,170,000 for the nine months ended September 30, 1999, an increase of 1.8%. The increase primarily resulted from an increase in the volume of coal mined by lessees, while administration costs have decreased primarily related to reduced staff.

OTHER

         Selling, general and administrative expenses totaled $4,455,000 for the nine months ended September 30, 2000 compared to $4,095,000 for the nine months ended September 30, 1999, an increase of 8.8%. Selling, general, and administrative expenses were 3.9% of revenues for the nine months ended September 30, 2000 and 3.2% of revenues for the nine months ended September 30, 1999. The increase primarily results from increased payroll benefit costs and occupancy costs as a result of opening a coal field office in Charleston, West Virginia.

         As a result, EBITDA totaled $16,676,000 for the nine months ended September 30, 2000 compared to $21,896,000 for the nine months ended September 30, 1999, a decrease of 23.8%. This decrease is primarily attributable to decreased coal shipments and increased mining costs at the Company's operations.

         Interest expense totaled $6,858,000 for the nine months ended September 30, 2000 compared to $7,413,000 for the nine months ended September 30, 1999, a decrease of 7.5%. This decrease primarily resulted from additional capitalization of interest related to the Fork Creek development. Capitalized interest for the nine months ended September 30, 2000 was $3,996,000 compared to $1,840,000 for the nine months ended September 30, 1999.

         Interest income totaled $1,459,000 for the nine months ended September 30, 2000 compared to $1,543,000 for the nine months ended September 30, 1999, a decrease of 5.4%. This primarily resulted from lower levels of cash temporarily invested as a result of expenditures related to the Fork Creek development.

         Other expense was $713,000 for the nine months ended September 30, 2000 compared to $596,000 for the nine months ended September 30, 1999. Other expense for the nine months ended September 30, 2000 and September 30, 1999 was primarily due to the Company's share of the loss from its one-third partnership interest in IMT.

         Income taxes were a benefit of $459,000 for the nine months ended September 30, 2000 compared to expense of $114,000 for the nine months ended September 30, 1999, a decrease of $573,000. The decrease is a result of lower net income in the nine months ended September 30, 2000. The increase in the effective tax rate from 2.7% for the nine months ended September 30, 1999 to 44.6% for the nine months ended September 30, 2000 results primarily from the favorable impact in 1999 of an adjustment to the amount of taxes previously accrued by the Company relating to the IRS exam for the years 1990 through 1993 as the amount of settlement was less than the amount previously accrued.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 (the "Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At September 30, 2000, the Company had total indebtedness, including capital leases, revolving credit loans, and current maturities, of $140,837,000. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). The current grid spread is 2.75% above LIBOR and 1.75% above Prime Rate. The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

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

         For the nine months ended September 30, 2000, the Company made capital expenditures of $37,472,000 (including those attributable to the Fork Creek development of $31,647,000, which includes capitalized interest of $3,996,000). The capital expenditure balance includes capital lease proceeds of $14,049,000, which are netted out of capital expenditures on the Consolidated Statement of Cash Flows. The Company's budget for 2000 capital items is approximately $39,205,000 (including Fork Creek expenditures of $32,724,000, which includes capitalized interest of $3,195,000). The Company expects to fund its remaining budgeted capital items through a combination of borrowings or leases from equipment finance companies, borrowings under the Credit Facility and cash generated from operations. The following schedule depicts the method of funding capital items during the first nine months of 2000 and the expected method of funding for the remaining three months of 2000:

                          2000 FORECASTED CAPITAL ITEMS

                                                   Fork Creek       Other         Total
                                                   -----------   -----------   -----------
Amount expected to finance through operating
  leases in 2000                                   $13,672,000   $ 4,804,000   $18,476,000
Amount expected to finance with cash from
  operations and/or debt in 2000                    32,724,000     6,969,000    39,693,000
                                                   -----------   -----------   -----------
Total 2000 forecasted capital items                 46,396,000    11,773,000    58,169,000

Less:
Amount financed through operating leases (1/1/00
  - 9/30/00)                                         6,585,000     4,094,000    10,679,000
Amount financed with cash from operations and/or
  debt (1/1/00 - 9/30/00)                           31,647,000     5,825,000    37,472,000
                                                   -----------   -----------   -----------
Remaining forecasted capital items (10/1/00 -
  12/31/00)*                                       $ 8,164,000   $ 1,854,000   $10,018,000
                                                   ===========   ===========   ===========
Amount expected to finance through operating
  leases (10/1/00 - 12/31/00)                      $ 7,087,000   $   710,000   $ 7,797,000
                                                   ===========   ===========   ===========
Amount expected to finance with cash from
  operations and/or debt (10/1/00 - 12/31/00)      $ 1,077,000   $ 1,144,000   $ 2,221,000
                                                   ===========   ===========   ===========

*Some of these items may be deferred into 2001.

         All necessary permits for operations at Fork Creek have been obtained. Mining began in May 2000. Shipments began in September 2000.

         Management believes that it will have sufficient sources of liquidity to fund the remaining capital expenditures and its working capital needs from borrowings under the Credit Agreement, operating cash flow, and from negotiating and entering into borrowings or leases with equipment finance companies or other borrowings permitted by the Credit Agreement and Indenture. However, the Company's liquidity will be adversely impacted in the event that Elk Horn's appeals are denied and it is required to pay its current judgment to Cheyenne. (See PART II, ITEM 1, "Legal Proceedings," of this Form 10-Q and the discussion of this litigation below.) The Company sold the remainder of its cotton operations in June 2000, this transaction generated $2,900,000 before income tax. The Company sold timber rights at Fork Creek which generated cash of approximately $2,700,000. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs.

         Net cash generated by operating activities was $16,969,000 for the nine months ended September 30, 2000 compared to $10,612,000 for the nine months ended September 30, 1999. The $6,375,000 increase in cash flow from operating activities is primarily due to improved collections on the Company's accounts receivable.

         Net cash used by investing activities was $21,079,000 for the nine months ended September 30, 2000 compared to $26,892,000 for the nine months ended September 30, 1999. Net cash used by investing activities decreased by $5,813,000, primarily as a result of the Company utilizing capital and operating leases to finance its mining equipment purchases in 2000. Actual capital expenditures increased to $37,472,000 for the nine months ended September 30, 2000 from $26,372,000 in the nine months ended September 30,1999 primarily as a result of increased spending on the Fork Creek development.

         Net cash provided by financing activities of $3,596,000 for the nine months ended September 30, 2000 reflects an increase of $5,571,000 over the $1,975,000 used for financing activities in the nine months ended September 30, 1999. The net cash provided in 2000 resulted from the Company's use of its line of credit to fund a portion of its capital expenditures in 2000. In 1999, capital expenditures were financed primarily with cash.

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $8,649,000 (which is net of a $5,001,000 reduction for subsequent settlement of the Company's tax matters), plus accrued dividends of $10,920,000 will be due in January 2006, if not reduced by additional tax related reductions. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

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

The Company is awaiting a response from the Kentucky Supreme Court on whether it will review the lower court decision. In the meantime, the Company has filed suit against Tredegar Industries for any judgment the Company may have to pay with regard to the Cheyenne litigation. Tredegar Industries was the owner of The Elk Horn Coal Corporation when part of the events that gave rise to the action occurred. The case against Tredegar Industries has been stayed pending the outcome of the Company's appeal to the Kentucky Supreme Court.

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

         Dated November 14, 2000

                                    PEN HOLDINGS, INC.



                                    By: /s/  WILLIAM E. BECKNER
                                        ----------------------------------------
                                        William E. Beckner
                                        President and Chief Executive Officer



                                    By:  /s/  MARK A. OLDHAM
                                        ----------------------------------------
                                        Mark A. Oldham
                                        Senior Vice President, Secretary,
                                        Treasurer and Chief Financial Officer