Form 10-K
period 2000-12-31
PEN HOLDINGS INC
filed 2001-05-01
CIK 1067331

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
                                DECEMBER 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ] N/A

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] N/A

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: None

         Indicate the number of shares of each of the registrant's classes of common stock as of the latest practical date: As of March 31, 2001: Class I Common stock, $.01 par value per share, 4,290,000 shares and Class II Common stock, $.01 par value per share, 177,550 shares.

DOCUMENTS INCORPORATED BY REFERENCE  - NONE

                               PEN HOLDINGS, INC.

                                      INDEX

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
PART I

Item   1.  Business                                                        1

Item   2.  Properties                                                     14

Item   3.  Legal Proceedings                                              20

Item   4.  Submission of Matters to a Vote of Security Holders            20

PART II

Item   5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                            20

Item   6.  Selected Consolidated Financial Data                           21

Item   7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      24

Item   7A. Quantitative and Qualitative Disclosure About Market Risk      30

Item   8.  Financial Statements and Supplementary Data                    31

Item   9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            50

PART III

Item  10.  Directors and Executive Officers of the Registrant             50

Item  11.  Executive Compensation                                         51

Item  12.  Security Ownership of Certain Beneficial Owners
           and Management                                                 52

Item  13.  Certain Relationships and Related Transactions                 52

PART IV

Item  14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                           E-1

           Glossary of Certain Terms                                     G-1

           Kentucky-West Virginia Operations Map                         M-1

PART 1.

FORWARD LOOKING STATEMENTS

         The statements contained in this report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," "predicts" "potential," "estimates," "continues" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (Pen Holdings and its consolidated subsidiaries are referred to herein collectively as, the "Company" or "Pen"). Such risks include, but are not limited to the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Management also cautions readers that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following: (i) there can be no assurance that the Company's creditors will not accelerate the indebtedness owing by the Company due to the financial covenant defaults by the Company that have occurred and are anticipated to occur in the future; (ii) the Company's available cash may not be sufficient to fund the Company's working capital needs for an extended period of time; (iii) there can be no assurance Travelers (as defined below) will not execute on the Cheyenne Judgment (as defined below) bond causing defaults under the Credit (as defined below) and the Indenture (as defined below) and (iv) there can be no assurance that the Company will be able to divest certain of its assets, refinance any of it is existing debt or renegotiate any contract in order to increase liquidity or to fund working capital requirements and repay its long term debt. Such risks and factors are described in more detail in ITEM 1--"Business--Factors That May Affect Future Results" and ITEM 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

ITEM 1. BUSINESS.

         The Company is engaged in the mining, preparation, marketing and leasing of compliance coal and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia.

RECENT EVENTS

         On March 15, 2001, Pen Holdings and certain of its subsidiaries entered into the Forbearance and Amendment No. 4 to the Amended and Restated Credit Agreement (the "Credit Facility" or "Credit") between Pen Holdings, certain of its subsidiaries and Mellon Bank, N.A. ("Mellon") as agent under the Credit Facility and for itself, CIBC, Inc., and AmSouth Bank (collectively, the "Banks") dated June 3, 1998, as amended. The Forbearance and Amendment No. 4 to the Credit Facility was necessary as a result of the occurrence of certain potential defaults or events of default occurring under the Credit Facility which arose as a result of the Supreme Court of Kentucky's decision not to review the lower state court's decision in The Elk Horn Coal Corporation ("Elk Horn Coal") v. Cheyenne Resources, Inc. (the "Cheyenne Litigation"). See Item 3. "Legal Proceedings". On April 16 and 23 , 2001 Pen Holdings and the Banks amended the Forbearance and Amendment No. 4 to the Credit Facility (such agreement as amended to date is referred to as "Bank Forbearance Agreement").

         Under the Bank Forbearance Agreement, the Banks have agreed to forbear from taking any action to accelerate the loans or dispose of or collect upon any collateral under the Credit Facility or other ancillary documentation until April 30, 2001 (the "Forbearance Period") as a result of the known defaults or potential defaults under the Credit Facility. The forbearance by the Banks will terminate before the end of the Forbearance Period if (i) Pen Holdings or certain of its subsidiaries fail to pay or perform any indebtedness, liability or obligation under the Bank Forbearance Agreement; (ii) there is a material adverse change in the condition of Pen Holdings or certain of its subsidiaries;
(iii) additional defaults occur under the Credit Facility; (iv) Pen Holdings or certain of its subsidiaries fail to adhere to certain restrictions imposed on their accounts with the Banks; (v) an event of default occurs under the Pen Holdings' 9 7/8% Senior Notes due 2008 (the "Senior Notes" or "Notes"); or (vi) Pen Holdings or Travelers Casualty and Surety Company of America ("Travelers") breaches the Forbearance and Stand Still Agreement by and among Pen Holdings, the Banks and Travelers, dated as of March 15, 2001, as amended on April 16 and 30, 2001 (the "Tri-Party Forbearance Agreement").

         Subject to the terms of the Credit Facility and the satisfaction of certain conditions, the Banks have agreed to continue to make loans under the Credit Facility during the term of the Bank Forbearance Agreement. The Banks have also provided that the loans under the Credit Facility will carry the default rate of interest under the Credit Facility. The default rate of interest imposes a 200 basis points penalty over the grid spread. The current grid spread is 2.75% above LIBOR (as defined in the Credit) (or an effective rate when calculated to include the default penalty of 4.75% above LIBOR) and 1.75% above the Prime Rate (as defined in the Credit) (or an effective rate when calculated to include the default penalty of 3.75% above the Prime Rate). At April 30, 2001, the Credit Facility had borrowings of $39,031,000. Pen Holdings, the Banks and Travelers have also entered into the Tri-Party Forbearance Agreement. Travelers is the administrator of the judgment bond issued by Reliance Insurance Company in connection with the Cheyenne Litigation. Because the Supreme Court of Kentucky's decision in the Cheyenne Litigation is final and non-appealable, the plaintiff in the Cheyenne Litigation was entitled to draw against the judgment bond in the amount of $14,500,000 on or after March 16, 2001 (the "Cheyenne Judgment").

         In connection with the Banks agreeing to forbear from certain actions under the Credit during the Forbearance Period, Travelers and its affiliates have also agreed to forbear from taking action to demand payment, enforce any remedies or commence any proceedings or take any action to enforce any remedies (including foreclosure on the Cheyenne Judgment, commencement of any action against Pen Holdings or any other indemnitor of the obligations of Elk Horn Coal to Travelers or cancellation or termination of any reclamation or other bonds or surety obligations of Travelers issued for the benefit of Pen Holdings or any of its subsidiaries or affiliates) against Elk Horn Coal, Pen Holdings or any subsidiary or affiliate of Pen Holdings or any assets or properties of any of the foregoing, whether in connection with the judgment bond or any other obligation of any of the foregoing owing to Travelers or any subsidiary or affiliate of Travelers. Travelers is permitted, however, during the Forbearance Period to (i) present the $4,000,000 letter of credit issued by Mellon under the Credit to Mellon (the "Mellon LC") for payment; (ii) file or docket the Cheyenne Judgment of record wherever Elk Horn Coal owns property or assets (provided that Travelers is prohibited from taking any action to enforce or foreclose upon the Cheyenne Judgment); or (iii) pursue its remedies or take enforcement actions if the Banks are no longer prohibited from doing the same under the Bank Forbearance Agreement. Travelers has filed or docketed the Cheyenne Judgment against Elk Horn Coal in some jurisdiction which resulted in a lien on certain of Elk Horn Coal's assets. Travelers has also presented the Mellon LC for payment.

         The purpose of the Forbearance Period is to allow Pen Holdings additional time to attempt to implement a strategy that will remedy the events of default or potential defaults under the Credit and structure a resolution that is satisfactory to the Banks, Travelers and Pen Holdings' and its subsidiaries other creditors. Pen Holdings has engaged Houlihan, Lokey, Howard & Zukin to advise and assist it in connection with structuring such a resolution as well as assessing its strategic alternatives. See ITEM -- 7 "Management's Discussion and Analysis of Financial Position and Results of Operations--Liquidity and Capital Resources."

DESCRIPTION OF BUSINESS

         Throughout this report reference is made to coal reserves. Management has used, in part, coal reserve data supplied by independent consultants as the basis for the estimates of coal reserve data contained herein. These reserve estimates account for mining completed on the property or other changes in the reserve since the date of the referenced reserve study. The basis for the Company's recoverable coal reserve estimates (other than the Company's Fork Creek and Bear Branch reserves) were derived from a report dated May 1998, in which Marshall Miller & Associates ("Marshall Miller") had audited the Company's recoverable coal reserves as of such date (the "Marshall Miller Report"). The estimates of the Company's recoverable Fork Creek reserves as of September 1997 have been reviewed by Stagg Engineering Services, Inc. ("Stagg Engineering") as of such date (the "Stagg Engineering Report"). The estimates of the Company's reserves for Bear Branch are based upon management's estimates and representations made by the former owners of those reserves. As used herein, "reserves" means Proven Reserves or Probable Reserves (as defined in the Glossary) which could be economically extracted or produced at the time of the reserve determination. Reserve estimates for all of the Company's coal properties (except for Bear Branch) are based on the Marshall Miller Report and the Stagg Engineering Report, which are collectively referred to herein as the "Reserve Studies." All references to "tons" are to short tons unless otherwise indicated. For definitions of certain coal-related terms, see Glossary of Certain Terms attached to this Form 10-K.

         Based in part on the Reserve Studies, the Company estimates that it controls the mineral rights to approximately 214 million tons of coal reserves, of which management believes 191 million tons are owned in fee. In 2000, the Company sold approximately 5.3 million tons of coal, approximately 91% of which was generated from captive production with the remainder purchased from other coal mine operators. In 2000, approximately 72% of the tonnage was sold to nine long-term sales contract customers, with most of the remainder sold to 24 spot market customers. The Company sells coal primarily to domestic public utilities and industrial customers. In addition to its coal sales, the Company leased the mineral rights on approximately 49 million tons of its reserves to 22 operators who mined approximately 3.5 million tons in 2000. The Company received average leasing revenue per ton of coal from its lessees of approximately $ 2.03 in 2000. The Company's coal leases typically have a term of five years, although some leases are for the life of the respective reserves. For the year ended December 31, 2000, the Company generated revenues, net loss and EBITDA (EBITDA represents operating income plus depreciation, depletion and amortization, and other non-cash items) all as adjusted to represent only business units currently in operation, of $150 million, $11 million and $19 million, respectively. EBITDA may not be comparable to other similarly titled measures of other companies. However, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing arrangements contain covenants based on formulations of EBITDA. Cash provided (used) by operating activities, investing activities and financing activities for the year ended December 31, 2000, adjusted to represent only business units currently in operation was $18 million, ($30) million and $11 million, respectively.

         The Company has demonstrated a long-term record of selectively increasing its reserves through acquisitions and consistently increasing its production through the development of its reserves. Since 1992, reserves have increased more than 300%, and captive production has increased from 156 thousand tons in 1992 to 4.8 million tons in 2000. Beginning in 1987, Pen commenced surface coal mining production with the purchase of approximately 49 million tons of compliance and low-sulfur coal reserves located in southern West Virginia ("Kiah Creek"). Prior to the purchase of Kiah Creek, the Company fulfilled its contractual obligations through coal purchases and limited contract mining. Approximately 70% of the Company's 2000 coal production was from Kiah Creek, where three mines (two underground and one surface, including a highwall miner) were operating.

         In 1994, the Company acquired approximately 108 million tons of primarily compliance and low-sulfur coal reserves located in eastern Kentucky ("Elk Horn"). The Company's strategy for Elk Horn is (i) to lease a significant portion of the reserves to other mining operators under long-term agreements and
(ii) to produce coal for Company sales from contract mining operations ("Levisa Fork Operations"). Annual lease payments including minimum royalties paid to the Company from Elk Horn leases have averaged $7.8 million per year since 1995.

         In November 1997, the Company acquired approximately 80 million tons of primarily compliance, low-sulfur, and metallurgical coal reserves located in southern West Virginia ("Fork Creek"). The Company obtained all necessary permits and completed construction of the preparation plant and rail loadout for Fork Creek in September 2000 and loaded its first shipment of coal in September 2000. Management anticipates that the Fork Creek operations could produce up to
3.3 million tons annually by 2002 with the majority of this coal being shipped via CSX rail.

         In December 1999, Pen Holdings purchased an estimated 4.5 million tons of coal reserves, a preparation plant, equipment, and several coal sales contracts located in eastern Kentucky (the "Bear Branch Operations" or "Bear Branch"). There is currently one Company-operated underground mine and one contract surface mine producing coal at Bear Branch. The Company expects Bear Branch to produce approximately 600,000 tons of coal annually over the life of the reserves. If financial conditions permit, the Company may attempt to acquire, by purchase or lease, additional reserves for its Bear Branch Operations. This coal is transported by truck (i) directly to the customer's plant or (ii) to the Company's barge loading facility along the Big Sandy River, which is a navigable tributary of the Ohio River.

         Historically, the Company's strategy has been to secure sales contracts with customers accessible from its own loading terminals in advance of planned increases in production. In each of the last five years, the Company's production has been fully committed under long-term sales contracts. Management believes that the strategy of being heavily contracted has provided the Company with greater flexibility in managing mine development, production levels and reserve life. However, several market factors have combined to sharply increase the spot market price of coal during 2000. As the current contracts expire, management intends to obtain new long-term sales contracts, which will be favorably impacted by the current increased spot market price. Due to the Company's current liquidity position, it is also attempting to renegotiate the terms of certain of its long-term coal contracts to take advantage of higher market prices for coal. However, there can be no assurance that the Company's efforts in this regard will be successful.

         The Company's current shipments on sales contracts and spot market agreements are primarily with domestic public utilities and industrial customers located in the upper Ohio River Valley and accessible by river barge transportation from the Company's terminal on the Big Sandy River. The Company shipped 6% of its tonnage sold in 2000 by rail, but it anticipates shipping approximately 40% by rail once Fork Creek is fully developed.

         The Company utilizes room and pillar mining in its underground mines and contour, point removal and highwall mining at its surface mines, which the Company believes are the most cost-efficient methods for extracting its reserves given their geological composition. The Company has three integrated production, preparation and loading operations which management believes enhances control over product quality and consistency, storage capability and delivery scheduling for its customers. In 1990, the Company built a modern, heavy media preparation plant at Kiah Creek to clean and size its underground coal production, which the Company believes: (i) improved its reputation with customers by increasing the quality and quantity of marketable compliance and low-sulfur coal production and
(ii) positioned the Company to be able to bid for more favorably priced sales contracts and spot market agreements. The Company acquired a second preparation plant in December 1999 when it purchased the Bear Branch Operations. In September of 2000, the Company began operating from a third, newly constructed preparation plant at Fork Creek. This facility is a modern, heavy media preparation plant and rail loading facility, which extends product control over production from Fork Creek and provides the Company an opportunity to supply new customers in the Northeast and upper Midwest which are primarily accessible by rail.

         Pen Holdings was incorporated under the laws of Tennessee in 1971. The Company's headquarters are located at Center Court Building, Suite 300, 5110 Maryland Way, Brentwood, TN 37027, and its telephone number is (615) 371-7300. As of December 31, 2000, the Company had 453 full time employees.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Investing in Pen Holdings' 9 7/8% Senior Notes due 2008 (the "Senior Notes" or "Notes") involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below before investing in the Notes. If any of the following risks actually occur, Pen Holdings' business, financial condition, or results of operations may be materially adversely affected.

LIQUIDITY

         As a result of the outcome of the Cheyenne Litigation, Pen Holdings entered into the Bank Forbearance Agreement and the Tri-Party Forbearance Agreement. As well, the Company encountered unfavorable mining conditions during much of 2000. The combination of these factors has placed severe limitations on the Company's ability to obtain sufficient sources of liquidity to fund its capital expenditures and its working capital needs.

         Although the Company has obtained forbearance under the Credit Facility with respect to certain potential defaults or events of default occurring and a forbearance agreement with Travelers, such forbearance terminates on April 30, 2001. If the Bank Forbearance Agreement and the Tri-Party Forbearance Agreement are not extended, the Company would not be in compliance with certain financial and other covenants under the Credit Facility permitting the Banks to accelerate the indebtedness owing under the Credit Facility. The Company lacks the funds to repay the Banks upon an acceleration of the Credit Facility which would in turn cause defaults under other agreements of the Company including the indenture (the "Indenture") for the Notes. The Banks hold liens on substantially all of the Company's assets and could seek to enforce those liens upon acceleration of the indebtedness owing under the Credit

Facility. Additionally, once the Forbearance Period has expired, Travelers can then take action to execute on the Cheyenne Judgment against assets of the Company unless the Company pays the judgment. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond.

         If the Bank Forbearance Agreement and the Tri-Party Forbearance terminate and the Company's obligations are accelerated or Travelers executes on the Cheyenne Judgment, such events would have a material adverse effect on the Company's liquidity and financial position. Furthermore, if such obligations were to be accelerated, in whole or in part, management cannot currently provide any assurance that it would be successful in identifying or consummating financing necessary to satisfy such obligations.

         The Company has engaged financial advisors and legal counsel to assist reviewing its strategic and restructuring alternatives. The Company is (i) engaged in discussions with the Banks and Travelers to extend the forbearance agreements, (ii) seeking alternative sources of financing that may be able to replace the credit that has been extended by the Banks, extinguish the obligation to Travelers and provide additional liquidity, (iii) taking steps to improve operational results, (iv) attempting to renegotiate the terms of certain of its long-term coal contracts to take advantage of currently higher market prices for coal, and (v) is exploring the disposition of certain of its assets. There can be no assurance that the Company's efforts will be successful.

         Additionally, given the Company's current liquidity position, management cannot anticipate how the Company's customers, other creditors, services providers or vendors may react to its current financial position. There can be no assurance that the Company will be able to continue to enter into transactions and receive supplies and services required for its business from its vendors and suppliers. Also, it is difficult to determine how the Company's customers or other creditors may treat the Company given its current liquidity position. The inability of the Company to engage vendors and suppliers on customary terms, or at all, would have a materially adverse effect on the Company's financial position and liquidity.

LEVERAGE; ABILITY TO SERVICE DEBT

         The Company has, and will continue to have, substantial leverage. At December 31, 2000, the Company had approximately $149 million of indebtedness, representing approximately 74% of the Company's total capitalization. Furthermore, subject to certain restrictions in the Indenture relating to the Notes, the Company may incur additional indebtedness from time to time to finance acquisitions, to provide for working capital or capital expenditures or for other purposes.

         The level of the Company's indebtedness could have important consequences to holders of the Notes, including, but not limited to, the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on terms favorable to the Company; (ii) the Company will have significant cash requirements for debt service; (iii) financial and other covenants and operating restrictions imposed by the terms of the Indenture and by its Amended and Restated Credit Facility by and among Pen Holdings, certain of its subsidiaries, Mellon Bank, N.A., Canadian Imperial Bank of Commerce and AmSouth Bank, N.A. (the "Credit Facility") will limit, among other things, its ability to borrow additional funds or to dispose of assets; (iv) a downturn in the Company's businesses will have a more significant impact on its results of operations; and (v) the Company may, subject to its covenants, increase indebtedness senior to the Notes.

         The ability of Pen Holdings to satisfy its obligations will be primarily dependent upon (i) the resolution of defaults and potential defaults under the Credit Facility, (ii) the resolution of the Cheyenne Judgment, (iii) whether the Company can obtain a new credit facility to replace the Credit Facility, (iv) the Company securing additional sources to provide liquidity and
(v) the future financial and operating performance of Pen Holdings and its subsidiaries There can be no assurance that the Company can achieve any of the foregoing.

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

EFFECTIVE SUBORDINATION OF THE NOTES AND GUARANTEES; RESTRICTIVE DEBT COVENANTS

         The Notes are senior unsecured obligations of Pen Holdings and will rank generally the same in priority of payment with all existing and future unsubordinated obligations of Pen Holdings and senior in right of payment to all existing and future subordinated indebtedness of Pen Holdings. Borrowings under the Credit Facility are secured by certain of Pen Holdings' and certain of its subsidiaries' assets, including the stock of Pen Coal Corporation ("Pen Coal") and Elk Horn Coal and substantially all of the assets of Pen Holdings' active subsidiaries (defined to include Pen Coal, Elk Horn Coal, River Marine Terminals, Inc. and Marine Terminals Incorporated). Accordingly, while the Notes will rank generally the same in priority of payment with borrowings under the Credit Facility, the Notes will be effectively subordinated to the obligations outstanding under the Credit Facility to the extent of the value of the assets securing such borrowings. The active subsidiaries also guarantee obligations under the Credit Facility. The guarantees of the guarantors will rank generally the same in priority of payment with all obligations of the respective guarantors that are not by their terms expressly subordinated to the guarantees. In the event of a default under the Credit Facility or other secured indebtedness (whether as a result of the failure to comply with a payment or any covenant, a cross-default or otherwise), the lenders thereunder will have a secured claim foreclosure right on their collateral, and, if exercised, the Company's financial condition and the value of the Notes will be materially adversely affected. In the event of certain asset sales, the Credit Facility provides that net proceeds thereof not reinvested as provided therein must be applied to the repayment of borrowings under the Credit Facility.

         The Credit Facility and the Indenture contain covenants that, among other things, limit the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, dispose of certain assets, incur liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The ability of the Company to comply with such provisions may be affected by events beyond its control. A breach of any of these covenants would result in a default under the Credit Facility. See ITEM 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In the event of any such default, depending on the actions taken by the lenders under the Credit Facility, the Company could be prohibited from making any payments on the Notes. In addition, such lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest thereon, to be due and payable, which would be an event of default under the Indenture. As a result of the priority and/or security afforded the Credit Facility, there can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the Credit Facility and the Indenture. Any future refinancing of the Credit Facility is likely to contain similar restrictive covenants.

RELIANCE ON LONG-TERM SALES CONTRACTS, DEPENDENCE ON SIGNIFICANT CUSTOMERS AND RISKS ASSOCIATED WITH PRICE ADJUSTMENT PROVISIONS

         A substantial portion of the Company's coal is sold pursuant to long-term sales contracts which are significant to the stability and profitability of the Company's operations. In 2000, approximately 68% of the Company's revenues from coal sales were made under long-term sales contracts with nine customers. Historically, the Company's long-term sales contracts provided for coal to be sold at a price which exceeds the price at which such coal could be sold in the spot market, but as a result of a recent increases in the market price of coal, the Company's contract prices are currently below the spot market price of coal. While the long-term sales contracts provide stability, they are currently preventing the Company from obtaining higher prices on the spot market.

         The Company's long-term sales contract with Dayton Power & Light, which expired in 2000, accounted for 21%, 24%, 23%, 18%, and 24% of the Company's coal sales revenues from 1996 through 2000, respectively. Two new contracts were negotiated with Dayton Power & Light to replace the tonnage which was expiring. Shipments on the new contracts began in January of 2001. These contracts were based on then current market prices, which are below the current market prices today. The Company's long-term sales contract with American Electric Power-Mountaineer, which expired at the end of 2000, accounted for 18%, 17%, 17%, 16%, and 14% of the Company's coal sales revenues from 1996 through 2000. This contract was not renewed. When economic conditions dictate, the Company bids on new contracts to replace existing contracts in order to align supply requirements with its anticipated production levels. There can be no assurance, however, that the Company will be able to secure additional contracts to replace any expiring contract or to replace such contract on terms favorable to the Company. In addition, as a result of improved coal prices, the advantage of stability that long-term contracts had historically provided has been outweighed by the inability of the Company to sell production for higher prices in the spot market.

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

         The operating profit margins realized by the Company under its long-term sales contracts depend on a variety of factors, including production costs, transportation costs, delivered coal qualities and quantities and various general macro-economic indices, many of which are beyond the Company's control. Price adjustment, price re-opener and other provisions may reduce the insulation from short-term coal price volatility provided by such contracts and may adversely impact the Company's operating profit margins. The relative stability of pricing in the Company's long-term sales contracts can result in lost-opportunity costs when spot market prices are in excess of prices in the Company's long-term sales contracts.

RELIANCE ON LONG-TERM MINERAL LEASES

         A portion of the Company's revenues is derived from the leasing of its coal reserves pursuant to long-term (longer than one year) mineral lease agreements. Although under such leases the lessees are required to pay certain minimum royalties upon entering into the lease by a lessee, they will generally be obligated to pay the Company royalties based on the level of its production from the leased reserve. In 2000, approximately 24% of the Company's gross profits were derived from the leasing of its mineral reserves. See ITEM 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Consolidated Financial Data" As of December 31, 2000, the Company had 30 mineral leases with a weighted average remaining life of approximately six years.

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

RISKS INHERENT TO MINING

         The Company's mining operations are subject to conditions beyond the Company's control which can negatively affect the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters such as heavy rains and flooding, unexpected maintenance problems of mine access structures, such as shafts and slopes, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in other geological and other conditions. See ITEM 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPORTANCE OF ACQUISITIONS AND RELATED RISKS

         The Company has grown, in part, through the acquisition of coal companies, coal properties, coal leases and related assets, and management believes such acquisitions could continue to be important to the Company. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, some or all of which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in the development of such acquisitions or that the acquired companies or other businesses acquired in the future will achieve anticipated revenues and earnings. See ITEM 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

         A legal challenge to the issuance of mountaintop mining permits in West Virginia has created uncertainty relating to the regulation of the coal mining industry in West Virginia. In July 1998, a West Virginia property owner and environmental group instituted a challenge to state and federal permits granted in West Virginia for mountaintop removal coal mining in Bragg v. Robertson, et al. On February 17, 2000, a settlement was reached in Bragg, et al. Management understands that the settlement provides that the West Virginia Department of Environmental Protection ("WVDEP") will be required to regulate mountain top removal operations with a higher level of scrutiny than before, and that permits for removal operations will not be granted unless concrete development plans are submitted for post-mining land uses. New regulations to implement these guidelines are being proposed by the WVDEP. This settlement resolved all remaining issues in this case except one issue relating to buffer zones and valley fills. On April 24, 2001 the U.S. Court of Appeals for the Fourth Circuit affirmed the settlement reached on February 17, 2001, but dismissed the claim relating to the unsettled buffer zones and the valley fills issue without prejudice to any suit which may be pursued in West Virginia State court. Management believes that although Bragg has delayed the issuance of certain mining permits, the settlement of the case and the recent U.S. Court of Appeals decision provides more guidance to mining companies and operators relating to regulation concerning West Virginia operations. However, no assurances can be given that other legal actions or the remaining issue in Bragg, if adversely decided, could have a material adverse impact on the Company's financial condition and results of operations.

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

IMPACT OF CLEAN AIR ACT AMENDMENTS ON COAL CONSUMPTION

         The federal Clean Air Act, as amended ("Clean Air Act") and amendments to the Clean Air Act ("Clean Air Act Amendments"), and corresponding state laws which regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by state and federal air emissions permitting requirements and/or emissions control requirements relating to particulate matter (e.g., "fugitive dust"). Coal mining and processing may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled utility power plants. Such regulations directly impact a coal producer's ability to sell coal to its customers. Regulations relating to fugitive dust and coal combustion emissions may restrict the Company's ability to develop new mines or could require the Company to modify its existing operations and products. Title IV of the 1990 Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. Implementing these rules sets baseline emission standards for such facilities. Reductions in such emissions will occur in two phases: the first began in 1995 ("Phase I") and applies only to certain identified facilities; and the second began in 2000 ("Phase II") and applies to most remaining facilities, as well as those subject to the 1995 restrictions. The affected utilities have been and may be able to meet these requirements by, among other ways, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing or trading "pollution credits." Specific emission sources will receive these credits which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. In addition, the Clean Air Act Amendments require a study of utility power plant emission of certain toxic substances and their eventual regulation, if warranted.

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

         The Clean Air Act Amendments also require that utilities that currently are major sources of nitrogen oxides in moderate or higher ozone non-attainment areas install reasonably available control technology ("RACT") for nitrogen oxides, which are precursors of ozone. The Ozone Transport Assessment Group ("OTAG"), formed to make recommendations to the Environmental Protection Agency (the "EPA") for addressing ozone problems in the eastern United States, submitted its final recommendations to the EPA in June 1997. Based on the OTAG's recommendations in October 1998, the EPA announced a rule (the "SIP call") that required the District of Columbia and 22 eastern states, including states in which the Company's customers are located, to make substantial reductions in nitrous oxide emissions. Several affected states and certain industry groups challenged the SIP call. In March 2000, the D.C. Circuit Court of Appeals essentially affirmed the SIP call in Michigan v. EPA by upholding that 19 of the 22 states be required to implement new nitrogen oxide emission control levels to meet the nitrogen emission budget targets set by the EPA. The D.C. Circuit extended the original implementation date of May 1, 2003 to May 31, 2004. In March 2001, the United States Supreme Court denied certiorari of the appeal of the D.C. Circuit's holding in Michigan v. EPA. One of the ways the EPA expects that states will achieve these reductions is by requiring power plants to reduce their nitrous oxide emissions by an average of 85%. Installation of RACT and additional control measures required under the SIP call will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on the Company's financial condition and results of operations. The effect such legislation or regulation, or other legislation that may be enacted in the future, could have on the coal industry in general and on the Company in particular cannot be predicted with certainty. Although a large portion of the Company's coal reserves are comprised of compliance and low-sulfur coal, there can be no assurance that the implementation of the Clean Air Act Amendments or any future regulatory provisions will not materially adversely affect the Company.

POTENTIAL IMPACT OF KYOTO PROTOCOL

         On December 11, 1997, U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gas (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the Earth's climate) in the United States. The adoption of the requirements of the Kyoto protocol by the United States are subject to conditions which may not occur, and are also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. In a letter to members of the U.S. Senate dated March 19, 2001, President George W. Bush presented his administration's opposition to the Kyoto protocol. Although the President and the U.S. Senate have indicated that they oppose the Kyoto protocol in its current form, it is not presently . possible to predict whether some form of the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto process could adversely affect the Company's financial condition and results of operations.

REPLACEMENT AND RECOVERABILITY OF RESERVES

         The Company's future success depends, in part, upon its ability to find, develop or acquire additional coal reserves. The reserves of the Company will generally be depleted as mining operations are conducted, except to the extent the Company conducts successful exploration and development activities or acquires properties containing reserves. To increase reserves and production, the Company must continue its development, exploration and acquisition activities or undertake other replacement activities. The Company's current strategy includes increasing its reserve base through acquisitions of producing properties and by continuing to exploit its existing properties. There can be no assurance, however, that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success developing additional mines. Most of the Company's mining operations are conducted on properties owned or leased by the Company. Because title to most of the Company's leased properties and mineral rights is not thoroughly verified until a permit is obtained to mine the property, the Company's right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In addition, there is no assurance that the Company can successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interest in properties on which mining operations are not commenced during the term of the lease. See ITEM 2-- "Properties."

PRICE FLUCTUATIONS AND MARKETS

         The Company's results of operations are highly dependent upon the prices received for the Company's coal. While the prices for coal have dramatically increased in 2000, any significant decline in prices for coal, from the prices which existed prior to the recent increases, could have a material adverse effect on the Company's financial condition, results of operation and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines from the levels that existed prior to the recent increases or other adverse market conditions, the Company may not be able to generate sufficient cash flow from operations to meet its obligations and make planned capital expenditures. See ITEM 7--"Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Liquidity And Capital Resources."

         Another factor that may impact the sale of coal in the future is the development of coal commodity trading. The New York Mercantile Exchange initiated electricity commodity trading recently and has been developing standards for coal contracts. The Exchange has announced its intention to initiate coal contract trading based on a Huntington, West Virginia barge loading hub. The development of standards to determine pricing has been difficult because of the non-homogeneous character of coal and diversity in commodity trading, some brokerage and marketing firms have entered the coal markets and devised transactions that mimic commodity activity. Today, over-the-counter trading is being conducted to a limited extent on both firm forward transactions as well as put, call and other options. The trend to more commodity type transactions could mark a significant change in how coal is sold. Management believes it is too early to determine whether this trend could have a material effect on the Company and its operating results.

         Several years ago, Section 29 was added to the Internal Revenue Code. This Section provided "credit[s] for producing fuel from a non-conventional source." These credits were intended to encourage the production of alternative fuels that are otherwise more expensive than their petroleum-based counterparts. For example, a 12,500 BTU coal synthetic fuel product would generate a tax credit of $26.40 per ton for the synthetic fuel producer. Coal-based synthetic fuel is produced by combining coal fines, as the feedstock, with a petroleum based emulsion binder to create a synthetic product that qualifies for the tax credit. This coal-based product is sold into the utility market and can be sold at a discount to prevailing coal prices because of the tax credits afforded to the producer. In order to qualify for the credit the synthetic fuel producer had to be in production by July of 1998. Management believes while a limited number of producers are qualified for this credit, the synthetic fuel from these plants is having an effect on the coal market. Management believes it is too early to determine whether this trend could have a material effect on the Company and its operating results.

RELIANCE ON ESTIMATES OF RECOVERABLE RESERVES

         There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. The coal reserve data set forth in this report are based on the Reserve Studies and estimates made by the Company's management. Estimates of coal reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future coal prices, future operating costs, severance and excise taxes, development costs and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of coal attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances will likely be material. As a result, potential investors should not place undue reliance on the coal reserve data included herein. See ITEM 2-- "Properties."

DEPENDENCE ON KEY MANAGEMENT AND CONTROL BY PRINCIPAL SHAREHOLDER

         The Company's business is managed by a number of key personnel, the loss of any of whom could have a material adverse effect on the Company. In addition, as the Company's business develops and expands, the Company believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel. See ITEM 10-- "Directors and Executive Officers of the Registrant."

         William E. Beckner beneficially owns 90.4% of the outstanding voting securities of the Company. Accordingly, Mr. Beckner is able to control the election of the Company's directors and to determine the corporate and management policies of the Company, including decisions relating to any mergers or acquisitions by the Company, sales of all or substantially all of the Company's assets and other significant corporate transactions, which transactions may result in a Change of Control under the Indenture and Credit Facility. See ITEM 12-- "Security Ownership of Certain Beneficial Owners and Management."

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

         In the past, the Company has experienced delays in transporting coal from its mine sites near the Kentucky-West Virginia border due to temporary cessations of operations at its Big Sandy River loading terminals. In the past, the Big Sandy River has flooded or water levels have risen after sustained periods of adverse weather conditions, forcing the terminals to cease loading barges. These terminals were unable to load barges 56 days during the five year period ending December 31, 2000. Delays in transporting its coal to customers increases the Company's cost of production and decreases customer satisfaction and, if prolonged, could have a material adverse effect on the Company. Additionally, the coal production from Fork Creek is shipped on rail via CSX and, as a result, the Company is also dependent upon CSX to transport this coal.

UNIONIZATION OF LABOR FORCE

         The Company is not currently a party to any collective bargaining agreement and considers its relations with its employees to be good. If some or all of the Company's currently non-union operations were to become unionized, the Company could incur higher labor costs and an increased risk of work stoppages or inefficiencies. There can be no assurance that the Company's workforce will not unionize in the future. In addition, even if the Company remains non-unionized, its operations may still be adversely affected by work stoppages at unrelated unionized companies.

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

ITEM 2. PROPERTIES.

Mining Operations

         For reference, the Company has included on page M-1, a small scale map illustrating the Company's coal operations. See "Page M-1-Kentucky-West Virginia Operation".

         Captive Coal Production - Summary. The Company currently conducts mining operations in various locations through four operating divisions (Kiah Creek, Fork Creek, Levisa Fork and Bear Branch). Approximately 56% of the Company's 2000 production originated from its underground mines, and approximately 44% originated from its surface mines. Coal seam thickness, location and the amount of overburden required to be removed, among other conditions, are factors utilized by the Company to determine the appropriate mining method. The Company has shifted a greater percentage of its production to underground mines to maximize its reserve utilization. In 1993, 37% of the Company's production was from underground mines, compared to 56% in 2000. Contract miners, under the terms of contract mining agreements with the Company, operated in seven underground mines and three surface mines on the Company's Elk Horn reserves during 2000. Contract mining has represented 17%, 22%, 16%, 21%, and 14% of the Company's coal production in the periods 1996 through 2000, respectively.

         The following table presents the Company's total captive coal production for the previous five years:

    OPERATING DIVISION              1996          1997          1998          1999          2000
    ------------------              ----          ----          ----          ----          ----
                                                      (IN THOUSANDS OF TONS)
Kiah Creek (West Virginia)         2,746         2,947         3,244         3,659         3,360
Fork Creek (West Virginia)            --            --            --            --           303
Levisa Fork (Kentucky)               552           557           707           972           599
Bear Branch (Kentucky)                --            --            --            19           572
                                   -----         -----         -----         -----         -----
     Total                         3,298         3,504         3,951         4,650         4,834
                                   =====         =====         =====         =====         =====


         Kiah Creek. Through 2000, the Company's principal mining operations have been located at Kiah Creek. These reserves were purchased by the Company in 1987 for $16.5 million, and mining operations commenced shortly thereafter with surface mining and, later, underground mining. This property consists of approximately 45,000 acres of owned and leased surface area located in Wayne, Lincoln and Mingo counties in southern West Virginia. In 1995 and 1996, the Company acquired by lease approximately 26 million tons of reserves which are contiguous to Kiah Creek. Management estimates that the Company currently owns in fee approximately 24 million tons of reserves and currently controls, primarily through leases, an additional approximately 21 million tons of reserves on this property. Management estimates that the quality of its production at Kiah Creek has averaged 10 to 15% ash, and 11,500 to 12,500 Btu per pound, and that its remaining reserves at Kiah Creek are 23% compliance coal and 77% low-sulfur and medium sulfur.

         At Kiah Creek, two underground mining units in two underground mines are currently operating. The Company operates one underground high performance unit in Mine #6 in the Coalburg seam, and one underground high performance mining unit in its Mine #7 in the 5-Block seam. In addition for most of 2000 the Company had single underground units operating in Mine #3 in the Coalburg seam and Mine #4 and #5 in the 5-Block seam. In May of 2000, one section of underground equipment was idled to free-up capacity in the preparation plant for the additional production from the highwall miner. During the fourth quarter of 2000 the Company began transitioning from Mines #4 and #5 into Mines #6 and #7 and reconfigured the equipment mix into two high performance units. Mining is now complete at Mines #3, #4 and #5. Approximately 1.5, 1.9, 2.0, 2.0, and 1.3 million tons of coal were produced from the Company's Kiah Creek underground mines in the years from 1996 through 2000, respectively.

         The Company also operates one surface mine in the 5-Block and Coalburg seams at Kiah Creek. The Company utilizes contour and point removal and area mining techniques in its surface mining operations. Late in the second quarter of 1999, the Company added a highwall miner to its Kiah Creek surface mine to supplement the production from that mine. In May of 2000, the highwall miner began operating 24 hours per day, seven days a week to increase its production. Approximately 1.3, 1.1, 1.2, 1.7, and 2.0 million tons of coal were produced from the Company's Kiah Creek surface mines in the years from 1996 through 2000, respectively.

         The Company owns and operates a computer-controlled, 600-ton-per-hour heavy media preparation plant on the Kiah Creek property where the coal from all of its underground mines and the highwall miner on this property and a small percentage of its surface mined coal is processed. The preparation plant sizes the raw product, then directs the sized product to one of three circuits: heavy media vessel, heavy media cyclones or coal spirals. Each of these circuits utilizes specific gravity separation to separate coal from rock and other impurities. This preparation plant is also capable of producing stoker coal. The preparation plant has a storage capacity of approximately 50,000 tons and a processing capacity of approximately four million raw tons per year. This plant processed 1.5, 1.9, 2.0, 2.2, and 1.9 million tons of clean coal in the years from 1996 through 2000, respectively, and has averaged recovery rates of 54%, 51%, 53%, 54%, and 52% in the years 1996 through 2000, respectively. The preparation plant currently operates 24 hours per day, seven days a week. The coal from the Kiah Creek surface mine and from the Kiah Creek preparation plant is sent by truck via Company roads and state highways approximately 50 miles to the Company's Wayne County River Terminal located in West Virginia along the Big Sandy River, a navigable tributary of the Ohio River.

         The Company built its Wayne County River Terminal in 1988 at an initial cost of approximately $3.5 million and has made additional capital expenditures on this facility of $3.9 million. This river terminal, which is approximately 15 miles from Huntington, West Virginia, has blending capabilities and a loading capacity of approximately six million tons annually.

         Currently, the Company's coal from its Kiah Creek and Levisa Fork divisions is being delivered primarily by barge to its domestic customers along the Ohio River and Mississippi Rivers. Either an independent barge operator or the Company's customers transport the coal after it has been loaded into the river barges. In April 1998, the Company terminated its operations at its smaller river terminal in Kentucky located along the Big Sandy River. This termination occurred because management believed the Company's barge loading needs were more efficiently met at the Company's Wayne County River Terminal. The Company is seeking to sell the Kentucky dock facility.

         The Company shipped 4.4, 4.5, 4.7, 5.0, and 4.0 million tons from its terminals on the Big Sandy River from 1996 through 2000, respectively. According to the Big Sandy River Committee, an organization of shipping facilities on the Big Sandy River, including 10 coal-loading facilities, the Company shipped more tonnage than any other operator on this river in each of the last five years.

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

         The Fork Creek reserves are a large contiguous tract of mineral reserves analogous in size to the Kiah Creek reserves. Unlike Kiah Creek, however, the geological conditions of the Fork Creek reserves have led the Company to plan primarily underground mining operations to extract the mineral. Originally, the Company intended to develop Fork Creek for its own production while selectively contracting with other miners where such contracts are commercially attractive. However, given the Company's increasing need for cash and liquidity, management is exploring possible transactions that could transfer the ownership of these mineral rights to third parties. Based upon data received from core-hole drilling done on the property, management estimates that the quality of the reserves at Fork Creek will generally be between 5% to 13% ash and 12,150 to 13,250 Btu per pound and the reserves are 25% compliance coal, 41% low-sulfur and 34% medium sulfur.

         The Company has invested approximately $73 million (excluding mobile mining equipment) to develop this property, including the construction of an upgradeable 900 tons per hour coal preparation plant and a 150 car, four hour, batch weigh, fast feed rail loadout adjacent to a CSX rail line and an access road to the heart of the property. The

Company began mining in Fork Creek #1 in May 2000 while the preparation plant construction was being completed. The construction of the preparation plant and the rail loadout was completed in September 2000 and shipments began immediately thereafter. The Fork Creek reserves are accessible by truck via a state highway and an access road on to the property.

         At Fork Creek, four underground mining units in two underground mines are currently operating. The Company operates one super section and two continuous haulage units in Mine #1, which is a slope and shaft mine in the No. 2 Gas seam and one super section in the Tiny Creek #2 drift mine which is in the 5-Block seam. If the Company's liquidity permits, management expects to add an additional unit in Tiny Creek #2 mine as soon as equipment and manpower can be secured. Mining began with one mining unit in Mine #1 in May 2000. Additional mining units were added throughout the remainder of 2000. The Tiny Creek mine started in December 2000. During 2000, Fork Creek produced 308,000 tons. If the Company's liquidity permits, management expects to produce approximately 2.4 million tons in 2001 and assuming that manpower and equipment can be secured to meet its expansion plans.

         Levisa Fork. The Levisa Fork operating division consists of the captive production performed by contract miners on the Elk Horn reserves (see description of the Elk Horn reserves under Elk Horn Coal Leasing) During 2000, Levisa Fork's contract mines included eight underground mines (of which five are still active) and two surface mines (which are no longer active). Because of the reserve's geological composition, Levisa Fork's contract underground miners currently utilize conventional mining techniques. Conventional mining techniques are often used in thinner coal seams (approximately 30-inch mining height) and generally result in less volume and productivity per man-hour versus utilizing continuous mining units. However, conventional mining tends to produce coal with less ash content, which reduces the requirement to wash the coal at a preparation plant. As a result, the Company does not maintain a preparation plant on the Elk Horn reserve.

         Under these contract mining arrangements, the Company contracts with independent mining companies to extract coal in exchange for a predetermined per-ton fee. Contract mining fees at Levisa Fork have averaged approximately $14.72 per ton from 1996 through 2000. Contract mining fees typically exclude taxes and royalties. The relationships between the Company and its contract miners are generally governed by the Company's standard contract mining agreement (the "Contract Mining Agreement"). The Contract Mining Agreement is for a term of one year which is automatically renewed from year-to-year, although either party may elect not to renew upon 60 days' notice. Several of the Contract Mining Agreements allow either party to terminate upon 30 days' notice for virtually any reason. Each Contract Mining Agreement provides that the independent contractor meet certain minimum daily and monthly production requirements and minimum coal quality standards. Contractors are given premiums or charged penalties based on delivered coal quality. The Contract Mining Agreement is not assignable by the contractor without the express permission of the Company nor is a significant change in ownership of the contractor permitted. The Contract Mining Agreement requires the contractor to provide all of the equipment, manpower and other resources necessary to mine the coal. The contractor must provide all required insurance coverage to its employees and liability insurance for its operation. The Contract Mining Agreement provides that the contractor will hold the Company harmless from any environmental or health and safety liability incurred by the contractor as a result of its mining. The Company in conjunction with the contractor, determines the most efficient mining plan for the coal reserve in order to maximize the use of the resources.

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

         The coal produced at Levisa Fork is typically transported to the Company's Wayne County River Terminal on the Big Sandy River for delivery to customers along the Ohio River and Mississippi River systems and to the Gulf of Mexico.

         From 1996 through 2000, contract mining at Levisa Fork produced 557,000, 542,000, 713,000, 971,000 and 602,000 tons, respectively. The average raw coal quality produced by these contract mining operations has consistently exceeded the Company's sales contract requirements.

         Bear Branch The Company's Bear Branch operating division in Martin and Lawrence counties in Kentucky currently operates one underground high performance unit in its Peach Orchard #1 mine in the Peach Orchard seam (which is equivalent to the Coalburg seam in West Virginia). The Company also has a contract miner operating one surface mine on the property. Additionally, during the first half of 2000 an additional contract miner in an underground mine was producing coal. The Company expects Bear Branch to produce approximately 600,000 tons of coal annually over the life of its reserves. Consistent with its historical strategy, the Company will attempt to acquire, by purchase or lease, additional reserves at Bear Branch.

         The coal produced at Bear Branch is transported by truck either directly to customers or to the Company's Wayne County River Terminal on the Big Sandy River for delivery to customers along the Ohio River and Mississippi River systems and to the Gulf of Mexico.

Leasing Operations

         Elk Horn Coal Leasing. In 1994, the Company acquired the Elk Horn properties through its purchase of all of the outstanding capital stock of Elk Horn Coal for $71 million in cash. This acquisition made the Company one of the largest private owners of coal reserves in Central Appalachia. The Company produces coal through the use of contract mining companies (see "Levisa Fork" above) and leases to other coal companies the mineral rights to a portion of the coal from its Elk Horn reserves. The Company's Elk Horn reserves include approximately 142,000 non-contiguous surface acres of coal bearing lands located in Floyd, Johnson, Knott, Letcher, Magoffin, Martin and Pike counties in eastern Kentucky, all of which is owned in fee. Based on the Reserve Studies, the Elk Horn reserves are estimated to contain more than 92 million tons of coal.

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

         The primary use of the Company's Elk Horn property has involved the leasing of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. The Company's strategy has been to lease attractive coal reserves to reliable coal producers under financially sound leases. The Elk Horn coal reserves are strategically located in eastern Kentucky, with access to major markets on the CSX rail system, and by barge via the Big Sandy and Ohio Rivers. Many of these reserves are adjacent to numerous mining companies' operations. As a result, it often is cost-effective for such mining companies to continue mining in such areas, including on reserves leased from the Company for a fee, rather than to cease mining operations at such locations and redeploy equipment to other locations or idle or dispose of equipment. All of these factors make the Company's Elk Horn reserves attractive lease property to independent producers and coal operators.

         During the year ended December 31, 2000, the Company had 29 operators who were actively mining on leased coal reserves, including MC Mining, Inc., Bull Creek Coal Corporation, Locust Grove, Inc., Johns Creek Coal Company, Maple Ridge Inc., Industrial Fuels Minerals Company, Kris-Coal Mining, Inc., Turner Elkhorn Mining Company, Pike-Letcher Land Company, Heck Energy, Addington Mining and Mineral Resources, Inc. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The length of such leases generally varies from three to five years with five years being the most common term. The Company has a limited number of longer term leases which have terms of 35 years to the exhaustion of the reserve. Under these longer term leases the royalties range from 4% to 7% of the coal sales price. A minimum royalty is required whether the property is mined or not. If sufficient coal is not mined such that the property does not meet the minimum, the lessee pays the deficiency. Such deficiency (or minimum royalty) can be recouped by the lessee as a credit against royalties owed on mined coal if there is production within a period of time after a deficiency is paid. This system motivates the lessee to maximize production of the property during the term of the lease. The Company's credit experience with its lessees has historically been favorable, with minimal bad debt write-offs for the period from 1996 through 2000 of $3,000, $111,000, $0, $40,767, and $0 respectively.
The Company has subsequently recovered $86,000 of the $111,000 written off in 1997.

         In the period from 1996 through 2000, independent coal producers mined approximately 3.4, 3.0, 3.3, 4.0, and 3.4 million tons, respectively, of coal under leases. Management believes the amount of coal mined in 2000 decreased from 1999 levels due to a decline in coal demand and market conditions during the first nine months of 2000. Leasing contributed an average of $8.6 million per year in royalty revenues since 1996 and management believes leasing will continue to generate significant revenues based on existing leases and indication of future mining by these operators. During the fourth quarter of 2000 and the first quarter of 2001 increases in natural gas and petroleum prices along with the shortages of electrical power has substantially strengthened the coal market and leads management to believe that there will be a increase in leasing and mining activity.

         In recent years, Elk Horn's internal engineering and mapping group has identified and prioritized the coal reserves which are favorable for development. Management has proactively sought lessees for these identified areas.

The Company has also negotiated leases in response to inquiries about mining opportunities in specific seams, areas, or boundaries.

Transportation Operations

         Wayne County River Terminal. The Company's coal is currently transported to its customers primarily by barges loaded at this river terminal on the Big Sandy River and, to a much lesser extent, by truck and rail. The Company generally pays truck charges to deliver coal from its preparation plant or mine site to its Wayne County River Terminal and incurs costs to load it onto a barge. Customers typically pay the transportation costs from the barge to the customer's ultimate destination of delivery. The average annual cost per ton incurred by the Company for transporting its coal from the preparation plant or mine site to its river terminals during the period from 1996 through 2000 was $3.70.

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

         International Marine Terminals. The Company has a one-third partnership interest in International Marine Terminals ("IMT"). IMT owns and operates an ocean marine loading facility located in Louisiana south of New Orleans along the Mississippi River. IMT (i) transloads coal from river barges into gulf barges or ocean going vessels to Gulf Coast coal customers and international markets; (ii) transloads petroleum coke for domestic producers (or their sales brokers); and (iii) provides transloading services for the U.S. steel industry with imported iron ore and other ferro alloys. During 1999, IMT transloaded a total of 5.6 million tons of cargo, 0.6 million tons of which related to the Company's TPC contract which expired in 1999.

Cotton Operations

         In June 2000, the Company sold the stock of Pen Cotton Company of South Carolina, a wholly owned subsidiary engaged in cotton ginning and warehousing in South Carolina. The selling price was $2,900,000 paid in cash at closing. Pen Holdings, Inc. is a guarantor of the debt that the buyer incurred to purchase the business. The gain resulting from the sale of approximately $847,000 is included in income from discontinued operations. As a result of this sale the Company has discontinued its cotton operations. The Company's balance sheet at December 31, 1999 and the statements of income and cash flows for the year ended December 31, 1999 have been restated to reflect the Company's discontinuation of cotton operations.

Administrative Offices

         The Company maintains administrative offices in Brentwood (located near Nashville), Tennessee; Kenova, Dunlow, Charleston, and Alum Creek, West Virginia; and Prestonsburg and Richardson, Kentucky.

ITEM 3. LEGAL PROCEEDINGS.


         On February 16, 2001, Pen Holdings announced that the Supreme Court of Kentucky decided to not review a February 25, 2000 two-to-one split decision of the Commonwealth of Kentucky Court of Appeals upholding a September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly-owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus prejudgment interest of approximately $5 million). This lawsuit was brought against Elk Horn Coal on a case relating to a coal lease that was entered into by Elk Horn Coal prior to the Company's purchase of Elk Horn Coal. The Supreme Court of Kentucky decision not to review the lower court decision renders the judgment final and non-appealable.

         The Company informed its senior lenders of the event and continues to seek necessary extensions of forbearance under the Credit Facility and with Travelers, the Cheyenne Judgment bond holder. There can be no assurance that any necessary forbearance period will be extended. In the event that the Company's senior lenders do not grant the necessary extension, do not permit the Company to borrow under the senior credit facility, or seek to accelerate the indebtedness under the facility, this will materially and adversely impact the liquidity and financial position of the Company. See - ITEM 7-- "Management's Discussion And Analysis Of Financial Position And Results Of Operations--Liquidity and Capital Resources." Additionally, once the Forbearance Period has expired Travelers then can take actions to execute on the Cheyenne Judgment bond. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond.

         The Company previously had filed suit against Tredegar Industries for any judgment the Company may have to pay with regard to the Cheyenne Litigation. Tredegar Industries was the owner of Elk Horn Coal when part of the events that gave rise to Cheyenne Litigation occurred. The Company is pursuing this litigation, however, this case is in its preliminary stages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company does not have a class of equity securities which are registered under the Securities Exchange Act of 1934. No equity securities were sold by the Company during the year ended December 31, 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the five years ended December 31, 2000 have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company and related notes included elsewhere in this document. For purposes of this presentation, depreciation, depletion, and amortization have been reclassified into a separate component of operating expenses from cost of sales and selling, general and administrative expenses. The balance sheet items as of December 31, 1996, 1997 and 1998 and the statement of operations data and other data for the years ended December 31, 1996 and 1997 have been derived from audited consolidated financial statements not included herein.


                      SELECTED CONSOLIDATED FINANCIAL DATA
            (DOLLARS IN THOUSANDS, EXCEPT PER TON AND FOOTNOTE DATA)

                                                     YEARS ENDED DECEMBER 31, RESTATED FOR SALE OF COTTON OPERATIONS
                                                     ---------------------------------------------------------------
                                                        1996          1997          1998         1999        2000
                                                        ----          ----          ----         ----        ----
STATEMENT OF OPERATIONS DATA:
Revenue:
Coal Sales                                           $ 154,205    $  161,462     $ 154,908    $ 158,856   $  139,333
Leased coal                                              9,348         8,235         6,121        8,048        7,101
Other                                                    2,320         2,299            77          338        3,667
                                                     ---------    ----------     ---------    ---------   ----------
         Total revenues                                165,873       171,996       161,106      167,242      150,101

Cost of sales:
Coal sales                                             133,965       138,950       130,480      135,055      125,023
Leased coal                                              1,179         1,171         1,706        1,688        1,239
Other                                                       --            --            --           --           --
                                                     ---------    ----------     ---------    ---------   ----------
         Total cost of sales                           135,144       140,121       132,186      136,743      126,262

Gross profit:
Coal sales                                              20,240        22,514        24,428       23,801       14,310
Leased coal                                              8,169         7,064         4,415        6,360        5,862
Other                                                    2,320         2,297            77          338        3,667
                                                     ---------    ----------     ---------    ---------   ----------
         Total gross profit                             30,729        31,875        28,920       30,499       23,839

Selling, general and administrative                      5,013         5,445         4,407        5,274        5,137
Depreciation, depletion, and amortization (1)           14,302        14,948        14,933       14,562       16,054
                                                     ---------    ----------     ---------    ---------   ----------

Operating income                                        11,414        11,482         9,580       10,663        2,648
Interest expense (2)                                     8,916         7,998         9,659        9,028        9,976
Other income (loss)                                      1,844         6,072         3,472        1,167     (13,438)
                                                     ---------    ----------     ---------    ---------   ----------

Income (loss) from continuing operations before
  income taxes                                           4,342         9,756         3,393        2,802     (20,766)
Income taxes                                             1,176         2,240          (77)      (1,109)      (8,402)
                                                     ---------    ----------     ---------    ---------   ----------
Income before discontinued operations                    3,166         7,516         3,470        3,911     (12,364)
Income (loss) from discontinued operations (3)           (481)          (49)         (250)        (344)          453
                                                     ---------    ----------     ---------    ---------   ----------
         Net income before extraordinary item        $   2,685    $    7,467     $   3,220    $   3,567   $ (11,911)
                                                     =========    ==========     =========    =========   ==========

OPERATING DATA:
Coal sold (in thousands of tons)                         5,051         5,317         5,340        5,757        5,292
Coal production (in thousands of tons) (4)               3,298         3,504         3,951        4,638        4,833
Leased coal production (in thousands of tons)            3,406         2,952         3,300        3,979        3,495
Average sales price per ton of coal (5)              $   30.53    $    30.37     $   29.01    $   27.59   $    26.33
Average cash cost per ton of coal shipped (FOB
  barge) (6)                                             23.05         23.22         22.58        21.92        23.44
Average leasing revenue per ton of coal (7)               2.74          2.79          1.85         2.11         2.89

STATEMENT OF CASH FLOW DATA:
Net cash provided by operating activities            $   4,258    $   14,957     $  15,589    $  17,813   $   17,741
Net cash provided (used) by investing activities        (1,837)        4,548       (12,845)     (52,452)     (29,545)
Net cash provided (used) by financing activities        (9,875)      (14,853)       12,084       15,052       11,383


                                                                         YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                         1996          1997          1998         1999        2000
                                                         ----          ----          ----         ----        ----
BALANCE SHEET ITEMS:
Cash and cash equivalents                                  707         5,358        20,186          599          178
Working capital (8)                                     13,685        12,166         9,536        7,028       (5,312)
Total assets                                           227,459       221,479       242,591      257,396      291,978
Total debt                                              95,684        85,205       108,003      123,133      148,965
Mandatorily redeemable preferred stock (9)              15,344        17,097        14,115       13,018       14,110
Total shareholders' equity                              35,786        41,486        45,823       50,487       38,510

OTHER DATA:
EBITDA (10)                                             25,716        26,430        24,513       25,225       18,702
Capital Expenditures (11)                                9,436        23,721        17,003       49,463       46,271


----------

(1) Excludes $62,000 and $116,000 of finance cost amortization for the year ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, depreciation, depletion, and amortization excludes $441,000 of finance cost amortization and $151,000 of capitalized depreciation related inventory at December 31, 2000.

(2) Excludes capitalized interest expense of $97 for 1997, $1,417,000 for the year ended December 31, 1998, $2,801,000 for the year ended December 31, 1999, and $3,996,000 for the year ended December 31, 2000. There was no capitalized interest expense in 1996.

(3) Represents the earnings (loss) of Pen Cotton of South Carolina, Pen Cotton Company and Pen Hardwood Company (collectively, the "Discontinued Operations"), which were discontinued or disposed of.

(4) Coal production includes contract mining production of 552,000, 770,000, 844,000, 989,000, and 692,000 tons for the years ended December 31, 1996, 1997, 1998, 1999, and 2000, respectively.

(5) In the four years ended December 31, 1999, the average sales price per ton of coal includes per-ton costs of approximately , $1.97, $1.98, $1.54 and $0.82, respectively, for the shipment of coal sold to Taiwan Power Company ("TPC") from the Company's loading facility on the Big Sandy River until loaded into a vessel at a transloading facility along the Mississippi River near the Gulf of Mexico. The TPC contract expired in 1999 and was not renewed.

(6) Average cash cost per ton of coal shipped includes all cash costs of coal production, transportation of the coal to the loading facility, loading of the coal into barges, and selling expenses.

(7) Represents average leasing revenue per ton of coal for coal produced by lessees subsequent to the Company's acquisition of Elk Horn Coal.

(8) Equal to current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt, current maturities of capital leases and revolving credit loans).

(9) The Company's outstanding convertible preferred stock (the "Convertible Preferred Stock") was issued in connection with the Company's Recapitalization in December 1995. The Convertible Preferred Stock which had an original liquidation preference of $13,650,000 does not pay cash dividends and no dividends accrued from the date of issuance through December 2000; beginning in January 2001, dividends will accrue on the then liquidation preference at an annual rate of 25.25% for a five-year period. The aggregate amount of dividends which will accumulate from 2001 to 2006 is being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. The Convertible Preferred Stock is mandatorily redeemable in January 2006 and is redeemable with the issuance of a note equal to the liquidation preference which equally amortizes over the 10 years following the redemption at an interest rate 2.25% above the rate on five-year U.S. Treasury obligations. Accumulated dividends will be payable on the same terms over the same period. The liquidation preference of the Convertible Preferred Stock, as well as the amounts owed upon redemption of the Convertible Preferred Stock, were reduced by tax deficiencies or settlements (including interest and penalties) paid or payable for all tax periods beginning prior to December 29, 1995. The liquidation preference of the Convertible Preferred Stock was reduced to $10,238,000 in December 1998 as a result of the January 1999 settlement of the Company's 1982-1989 tax court matters and further reduced to $8,650,000 for the settlement of the 1990-1993 IRS audit examination. The Convertible Preferred Stock is convertible, at the option of the holder, into 2,950,000 shares of Class I Common Stock. The conversion feature is exercisable from January 2001 until January 2002, and immediately prior to certain fundamental transactions.

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


(11) Includes capital additions financed through capital lease transactions amounting to $7,221,000, $4,098,000, $2,156,000, $0, and $14,372,000 for
       the years ended December 31, 1996 through 2000. Capital expenditures for 1997 include $16,035,000 related to the purchase of the Fork Creek reserves and 1999 include $10,255,000 related to the purchase of the Bear Branch reserves and related assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                                                    YEAR ENDED
                                                                                    DECEMBER 31,
                                                                        ------------------------------------
                                                                        2000            1999            1998
                                                                        ----            ----            ----
OPERATING DATA:
Revenues                                                                100.0%          100.0%          100.0%
Operating expenses:
   Cost of sales                                                         94.3            90.1            90.9
   Selling, general and administrative                                    3.9             3.5             3.1
                                                                        -----           -----           -----
Operating income                                                          1.8             6.4             6.0

   Interest expense                                                       6.6             5.4             6.0
   Interest income                                                       (0.6)           (0.4)           (0.6)
   Litigation settlement                                                  9.4              --              --
   Other income                                                           0.2            (0.3)           (1.5)
                                                                        -----           -----           -----
Income (loss) from continuing operations before income taxes            (13.8)            1.7             2.1
   Provision (benefit) for income taxes                                  (5.6)           (0.7)           (0.1)
                                                                        -----           -----           -----
Net income (loss) before income from discontinued operations             (8.2)            2.4             2.2
Income (loss) from discontinued operations                                0.3            (0.2)           (0.2)
                                                                        -----           -----           -----
Net income (loss) before extraordinary items and change in
   accounting principle                                                  (7.9)            2.2             2.0
Extraordinary item, net of taxes                                           --              --             1.2
                                                                        -----           -----           -----
Net income (loss) before change in accounting principle                  (7.9)            2.2             0.8
Change in accounting principle, net of tax                                0.7              --              --
                                                                        -----           -----           -----

Net income (loss)                                                        (7.2)%           2.2%            0.8%
                                                                        =====           =====           =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUES

         Coal sales. Coal sales revenues were $139,333,000 for the year ended December 31, 2000 compared to $158,856,000 for the year ended December 31, 1999, a decrease of 12.3%. The decrease primarily resulted from decreased volume shipped. Coal sales volume was 5.3 million tons for the year ended December 31, 2000 compared to 5.8 million tons for the year ended December 31, 1999, a decrease of 8.6%. The decreased volume is primarily attributable to the expiration of a sales contract for export to TPC and a limited supply of coal available to purchase. The Company has historically used purchased coal to supplement its own production. Additionally, the sales price per ton on the expired export contract was higher than most of the Company's domestic sales contracts, primarily due to the fact that the selling point for that contract was the Gulf of Mexico, whereas most of its domestic sales contract selling points are closer to the Company's production sources and therefore transportation costs to the selling points are lower.

         Coal leasing. Coal leasing revenues were $7,101,000 for the year ended December 31, 2000 compared to $8,048,000 for the year ended December 31, 1999, a decrease of 11.8%. The decrease in coal leasing revenues primarily resulted from decreased volume of coal mined by lessees. Lessee mining operations produced 3.5 million tons for the year ended December 31, 2000 compared to 4.0 million tons for the year ended December 31, 1999, a decrease of 12.5%.

         Other. Other revenues primarily includes revenues from timber sales on the Company's coal reserves for the year ended December 31, 2000 and for the year ended December 31, 1999. Other revenues were $3,667,000 for the year ended December 31, 2000 compared to $338,000 for the year ended December 31, 1999. The increase is related to the sale of a large tract of timber overlying the Company's Fork Creek reserves.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $137,679,000 for the year ended December 31, 2000 compared to $146,191,000 for the year ended December 31, 1999, a decrease of 5.8%. This decrease resulted primarily from decreased volume of coal shipped. Cost of coal sold increased from $25.39 per ton in 1999 to $26.02 per ton in 2000, due primarily to unfavorable mining conditions during much of 2000 at the Company's Kiah Creek and Bear Branch operations and start up costs at the Fork Creek operation.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $3,943,000 for the year ended December 31, 2000 compared to $4,499,000 for the year ended December 31, 1999, a decrease of 12.4%. The decrease primarily resulted from a decrease in the volume of coal mined by lessees.

OTHER

         Selling, general and administrative expenses totaled $5,831,000 for the year ended December 31, 2000 compared to $5,889,000 for the year ended December 31, 1999, a decrease of 1.0%. Selling, general and administrative expenses were 3.9% and 3.5% of revenues for the years ended December 31, 2000 and 1999, respectively.

         EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization, and other non-cash items; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $18,702,000 for the year ended December 31, 2000 compared to $25,225,000 for the year ended December 31, 1999, a decrease of 25.9%. The decrease resulted primarily from a decrease in coal sales and higher mining costs.

         Interest expense totaled $9,976,000 for the year ended December 31, 2000 compared to $9,028,000 for the year ended December 31, 1999, an increase of 10.5%. This increase is primarily attributable to increased borrowings under the Credit Facility and the addition of capital leases during the year ended December 31, 2000.

         Interest income totaled $903,000 for the year ended December 31, 2000 compared to $668,000 for the year ended December 31, 1999, an increase of 35.2%. The increase primarily resulted from interest income accrued on several income tax refunds.

         Other expense was $14,341,000 for the year ended December 31, 2000 compared to income of $499,000 for the year ended December 31, 1999. Other expense for 2000 was related primarily to the Company's loss of the Cheyenne Litigation See ITEM 3 - "Legal Proceedings." Other income for 1999 resulted primarily from the Company's investment in International Marine Terminals (IMT).

         Income taxes were a benefit of $8,402,000 for the year ended December 31, 2000 compared to a benefit of $1,109,000 for the year ended December 31, 1999, an increase in tax benefit of $7,293,000. This increase in tax benefit is a result of the decrease in volume in income (loss) from continuing operations before income taxes. Income (loss) from continuing operations before income taxes for the year ended December 31, 2000 was ($20,766,000) compared to $2,802,000 for the year ended December 31, 1999.

         The Company had a net loss before discontinued operations, extraordinary items and change in accounting principle of $12,364,000 for the year ended December 31, 2000 compared to net income before income from discontinued operations and extraordinary items of $3,911,000 for the year ended December 31, 1999. The decrease resulted primarily from the loss of the Cheyenne Litigation, unfavorable mining conditions, and start-up costs related to the Fork Creek development.

DISCONTINUED OPERATIONS

         Income from discontinued operations, net of tax, was $453,000 for the year ended December 31, 2000 compared to a loss of $344,000 for the year ended December 31, 1999, a net increase of $109,000. This increase is attributed to the gain from on the sale of cotton ginning, warehousing and seed facilities in June 2000.

CHANGE IN ACCOUNTING PRINCIPLE

         During 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a fairly even mix of operations in underground mining and surface mining. However, the Company recently started two new underground mines in 2000. The underground mining process requires a large amount of supply parts inventory and the anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company's output in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,137,000 cumulative effect of the change on prior years (after reduction for income taxes of $586,000) is included in income in 2000. The supplies inventory balance at December 31, 1999 was $1,723,000. The effect of the change in 2000 was to decrease net income $112,000. The pro forma amounts reflect the effect of retroactive application on supplies inventory expense and related income taxes that would have been made in 2000 had the new method been in effect at January 1, 2000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined, as the Company did not separately track inventory supplies for such prior periods.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

         Coal sales. Coal sales revenues were $158,856,000 for the year ended December 31, 1999 compared to $154,908,000 for the year ended December 31, 1998, an increase of 2.6%. The increase primarily resulted from increased volume shipped. Coal sales volume was 5.8 million tons for the year ended December 31, 1998 compared to 5.3 million tons for the year ended December 31, 1999, an increase of 7.8%.

         Coal leasing. Coal leasing revenues were $8,048,000 for the year ended December 31, 1999 compared to $6,121,000 for the year ended December 31, 1998, an increase of 31.5%. The increased revenue primarily resulted from increased production from lessees' mining operations, which was 4.0 million tons for the year ended December 31, 1999 compared to 3.3 million tons for the year ended December 31, 1998, an increase of 20.6%.

         Other. Other revenues primarily includes timber sales for the year ended December 31, 1999 and December 31, 1998. The increase in timber sales is the result of the sale of timber from the newly acquired Fork Creek reserves in 1999.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $146,191,000 for the year ended December 31, 1999 compared to $142,543,000 for the year ended December 31, 1998, an increase of 2.6%. This increase resulted primarily from increased volume of coal shipped. Cost of coal sold decreased from $26.78 per ton in 1998 to $25.39 per ton in 1999, due primarily to favorable weather conditions and improved operating efficiencies at the Kiah Creek operation.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $4,499,000 for the year ended December 31, 1999 compared to $3,980,000 for the year ended December 31, 1998, an increase of 13.0%. The increase primarily resulted from an increase in the volume of coal mined by lessees.

OTHER

         Selling, general and administrative expenses totaled $5,889,000 for the year ended December 31, 1999 compared to $5,003,000 for the year ended December 31, 1998, an increase of 17.7%. This increase primarily resulted from increased payroll costs, payroll benefit costs, consulting fees, and bank fees. Payroll costs increased as a result of opening a coal field office in Charleston, West Virginia, as part of the staff in the office had previously been charged to cost of sales. Payroll benefits increased primarily as a result of higher medical claims on the Company's self-insured medical plan. Consulting costs increased as a result of the Company's decision to outsource more of its information technology needs. Bank fees increased as a result of increased line of credit non-utilization fees. In conjunction with the issuance of the Senior Notes in June of 1998, the Company's line of credit was increased from $12 million to $40 million. Selling, general and administrative expenses were 3.5% and 3.1% of revenues for the years ended December 31, 1999 and 1998, respectively.

         EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization, and other non-cash items; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $25,225,000 for the year ended December 31, 1999 compared to $24,513,000 for the year ended December 31, 1998, an increase of 2.9% This increase is primarily attributable to the increased coal sales.

         Interest expense totaled $9,028,000 for the year ended December 31, 1999 compared to $9,659,000 for the year ended December 31, 1998, a decrease of 6.5%. This decrease is primarily attributable to interest paid to the Internal Revenue Service relating to settlement of the Company's 1982-1989 tax court matter, which was recorded in the fourth quarter of 1998.

         Interest income totaled $668,000 for the year ended December 31, 1999 compared to $1,053,000 for the year ended December 31, 1998, a decrease of 36.6%. This primarily resulted from the Company's use of cash (which was previously earning interest) to develop the Fork Creek operations.

         Other income was $499,000 for the year ended December 31, 1999 compared to $2,419,000, for the year ended December 31, 1998. Other income for 1999 was related primarily to the Company's earnings related to its one-third-partnership interest in International Marine Terminals (IMT). Other income for 1998 results primarily from gain on the sale of certain mining equipment and income that resulted from a U.S. Supreme Court ruling relating to the Coal Industry Retirees Health Benefit Act (CIRHBA) which was favorable to the Company.

         Income taxes were a benefit of $1,109,000 for the year ended December 31, 1999 compared to a benefit of $77,000 for the year ended December 31, 1998, a decrease of $1,032,000. The decrease is a result of lower income in the year ended December 31, 1999 than in the year ended December 31, 1998. The reduction in the effective tax rate from (2.3%) in 1998 to (39.8%) in 1999 results principally from (i) the favorable impact of the amount of the tax over book depletion expense in relation to the amount of pretax income and (ii) the reduction of taxes previously accrued for the settlement of the 1990-1993 IRS examination.

         The Company had net income of $3,567,000 for the year ended December 31, 1999 compared to $1,355,000 for the year ended December 31, 1998. The increase resulted primarily from the extraordinary loss on retirement of debt in 1998.

INFLATION

         Inflation has not had a significant effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings, the Company's parent holding company, issued the $100,000,000 aggregate principal amount of 9 7/8% senior notes due 2008 (the "Offering"). On December 4, 1998, the Company exchanged all of these privately placed senior notes for the senior notes, which are substantially identical to the privately placed notes in all material respects. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1999. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At December 31, 2000, the Company had total indebtedness of $148,965,000, including capital leases and current maturities. The Indenture for the Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates;
(iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered the Credit Facility, which currently provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). Borrowings under the Credit Facility bear interest at a variable rate, based on either LIBOR (an effective rate of 9.52% at December 31, 2000), or the Prime Rate (an effective rate of 11.25% at December 31, 2000). In conjunction with the Bank Forbearance Agreement, the Company is now paying a default rate of interest, which imposes a 200 basis points penalty over the grid spread. The current grid spread is 2.75% above LIBOR (or an effective rate when calculated to include the default penalty of 4.75% above LIBOR) and 1.75% above the Prime Rate (or an effective rate when calculated to include the default penalty of 3.75% above the Prime Rate). Although the Company has obtained forbearance under the Credit Facility with respect to certain potential defaults or events of default occurring and a forbearance agreement with Travelers, such forbearance terminates on April 30, 2001.

         The Credit Facility matures by its terms, subject to the Bank's remedies which include acceleration as a result of certain events of default, and subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date, which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants, which require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments. See Item - 7 "Legal Proceedings."

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

         For the year ended December 31, 2000, the Company acquired property, plant and equipment of $46,271,000 (including that attributable to the Fork Creek development of $38,317,000, which includes capitalized interest of $3,996,000). The Company is projecting acquisitions of property, plant and equipment for 2001 of approximately $26,784,000 (including Fork Creek expenditures of $16,277,000). Of the $26,784,000, $12,913,000 is expected to be financed with operating leases.

         As previously disclosed, the Company made a decision to increase the planned production from Fork Creek and as a result, capital expenditures with respect to that development have increased substantially from those originally projected. The Company's original plans called for a 400-raw-ton-per-hour (1.7 million annual clean tons) preparation plant at this site and four mining units. The Company's revised plan includes a 900-raw-ton-per-hour (3.3 million annual clean tons) preparation plant and six mining units. As a result, capital expenditures for the project increased from approximately $45 million to $72 million. In addition, due to the increase in the number of mining units, mining equipment costs increased from approximately $12 million to approximately $19 million. Management believes that the increase in revenues and EBITDA from this larger project will, on a proportionate basis, exceed these increased costs.

         Net cash generated by operating activities was $17,741,000 for the year ended December 31, 2000 compared to $17,813,000 for the year ended December 31, 1999, a decrease of $72,000.

         Net cash used by investing activities was $29,545,000 for the year ended December 31, 2000 compared to net cash used by investing activities of $52,452,000 for the year ended December 31, 1999, a decrease of $22,907,000. The 1999 investing activities were primarily attributed to the increased capital expenditures for mine development costs for Fork Creek and the purchase of the Bear Branch operation. The 2000 investing activities were primarily for mine development costs for Fork Creek.

         Net cash provided from financing activities of $11,383,000 for the year ended December 31, 2000 reflects a decrease of $3,669,000 over the $15,052,000 provided by financing activities for the year ended December 31, 1999. The 2000 decrease in net cash provided from financing activities resulted primarily from reduced borrowings under line of Credit Agreement.

         As a result of the outcome of the Cheyenne Litigation, Pen Holdings entered into the Bank Forbearance Agreement and the Tri-Party Forbearance Agreement. As well, the Company encountered unfavorable mining conditions during much of 2000. The combination of these factors has placed severe limitations on the Company's ability to obtain sufficient sources of liquidity to fund its capital expenditures and its working capital needs.

         Although the Company has obtained forbearance under the Credit Facility with respect to certain potential defaults or events of default occurring and a forbearance agreement with Travelers, such forbearance terminates on April 30, 2001. If the Bank Forbearance Agreement and the Tri-Party Forbearance Agreement are not extended, the Company would not be in compliance with certain financial and other covenants under the Credit Facility permitting the Banks to accelerate the indebtedness owing under the Credit Facility. The Company lacks the funds to repay the Banks upon an acceleration of the Credit Facility which would in turn cause defaults under other agreements of the Company including the Indenture and Notes. The Banks hold liens on substantially all of the Company's assets and could seek to enforce those liens upon acceleration of the indebtedness owing under the Credit Facility. Additionally, once the Forbearance Period has expired, Travelers can then take action to execute on the Cheyenne Judgment against assets of the Company unless the Company pays the judgment. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond.

         If the Bank Forbearance Agreement and the Tri-Party Forbearance terminate and the Company's obligations are accelerated or Travelers executes on the Cheyenne Judgment, such events would have a material adverse effect on the Company's liquidity and financial position. Furthermore, if such obligations were to be accelerated, in whole or in part, management cannot currently provide any assurance that it would be successful in identifying or consummating financing necessary to satisfy such obligations.

         The Company has engaged financial advisors and legal counsel to assist reviewing its strategic and restructuring alternatives. The Company is (i) engaged in discussions with the Banks and Travelers to extend the forbearance agreements, (ii) seeking alternative sources of financing that may be able to replace the credit that has been extended by the Banks, extinguish the obligation to Travelers and provide additional liquidity, (iii) taking steps to improve operational results, (iv) attempting to renegotiate the terms of certain of its long-term coal contracts to take advantage of currently higher market prices for coal, and (v) is exploring the disposition of certain of its assets. There can be no assurance that the Company's efforts will be successful.

         Additionally, given the Company's current liquidity position, management cannot anticipate how the Company's customers, other creditors, services providers or vendors may react to its current financial position. There can be no assurance that the Company will be able to continue to enter into transactions and receive supplies and services required for its business from its vendors and suppliers. Also, it is difficult to determine how the Company's customers or other creditors may treat the Company given its current liquidity position. The inability of the Company to engage vendors and suppliers on customary terms, or at all, would have a materially adverse effect on the Company's financial position and liquidity.

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

YEAR 2000 ISSUE

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

         The Company has not experienced any significant impact on its systems or operations as a result of the Year 2000 Issue. The Company spent $272,000 on its Year 2000 efforts. The majority of the costs associated with the Company's Year 2000 efforts would have otherwise been incurred to upgrade systems for operational reasons in the normal course of business. These costs are associated with the replacement of computer systems and equipment, substantially all of which were capitalized. These costs do not include the costs of implementing contingency plans or internal costs associated with the review of Year 2000 issues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                               PEN HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Accountants                                         32

     Consolidated Balance Sheet as of December 31, 2000 and 1999               33

     Consolidated Statement of Income for the Years Ended December 31,
       2000, 1999 and 1998                                                     34

     Consolidated Statement of Changes in Shareholders' Equity for the
       Years Ended December 31, 2000, 1999 and 1998                            35

     Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                          36

     Notes to Consolidated Financial Statements                                38

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors
of Pen Holdings, Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pen Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 3 to the consolidated financial statements, on April 1, 2000, the Company changed its method of accounting for supply parts inventory.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a party to a forbearance agreement with certain of its lenders because of non-compliance with certain covenants related to debt agreements, principally caused by the unfavorable outcome of certain litigation discussed more fully in Note 16 to the consolidated financial statements. The liquidity issues facing the Company and the restrictions imposed by its lenders raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to the liquidity problems of the Company are partially discussed in Note
1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


PRICEWATERHOUSECOOPERS LLP


Nashville, Tennessee
March 30, 2001

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                           RESTATED
                                                                          DECEMBER 31,    DECEMBER 31,
                                                                              2000            1999
                                                                          ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $    178        $    599
   Accounts receivable (net of allowance for doubtful accounts
     of $558 and $517 in 2000 and 1999, respectively)                         14,253          16,863
   Inventories                                                                 3,004           2,556
   Deferred income taxes                                                       4,739              --
   Refundable income taxes                                                     3,015             686
   Other assets                                                                2,886           2,257
                                                                            --------        --------

       Total current assets                                                   28,075          22,961

Investment in an unconsolidated affiliated company                             3,046           5,773
Coal reserves and mine development costs, net                                151,845         140,329
Property, plant and equipment, net                                            85,771          66,667
Long-term investments                                                         16,960          15,663
Other                                                                          6,281           6,003
                                                                            --------        --------

                                                                            $291,978        $257,396
                                                                            ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit loans                                                   $ 31,936        $     --
   Current maturities of long-term debt                                      103,312             113
   Current maturities of capital leases                                       13,717           1,252
   Accounts payable                                                           12,224           8,345
   Accrued liabilities                                                        20,985           6,777
   Deferred income taxes                                                          --             212
                                                                            --------        --------

       Total current liabilities                                             182,174          16,699

Revolving credit loans                                                            --          17,505
Long-term debt                                                                    --         103,233
Long-term capital leases                                                          --           1,030
Deferred income taxes                                                         51,780          51,739
Other liabilities                                                              5,404           3,685
                                                                            --------        --------

       Total liabilities                                                     239,358         193,891
                                                                            --------        --------

Guaranties, commitments and contingencies (Notes 1,2,7,9 and 16)
Mandatorily redeemable preferred stock (Note 10)                              14,110          13,018

Shareholders' equity:
   Class I common stock, $.01 par value; 7,800,000 authorized,
     4,290,000 shares issued and outstanding                                      43              43
   Class II common stock, $.01 par value; 200,000 shares authorized,
     177,550 shares issued and outstanding                                         2               2
   Additional paid in capital                                                     19              19
   Retained earnings                                                          38,446          50,423
                                                                            --------        --------

       Total shareholders' equity                                             38,510          50,487
                                                                            --------        --------

                                                                            $291,978        $257,396
                                                                            ========        ========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                               2000             1999             1998
                                                                             --------         --------         --------
Revenues                                                                     $150,101         $167,242         $161,106
Operating expenses
   Cost of sales                                                              141,622          150,690          146,523
   Selling, general and administrative                                          5,831            5,889            5,003
                                                                             --------         --------         --------
Operating income                                                                2,648           10,663            9,580
Other (income) expense
   Interest expense                                                             9,976            9,028            9,659
   Interest income                                                               (903)            (668)          (1,053)
   Litigation settlement                                                       14,136               --               --
   Other (income) expense                                                         205             (499)          (2,419)
                                                                             --------         --------         --------
Income (loss) from continuing operations before income taxes                  (20,766)           2,802            3,393
Provision (benefit) for income taxes                                           (8,402)          (1,109)             (77)
                                                                             --------         --------         --------
Net income (loss) before results of discontinued
   operations                                                                 (12,364)           3,911            3,470
Income (loss) from discontinued operations net of tax                             453             (344)            (250)
                                                                             --------         --------         --------
Net income (loss) before extraordinary items and change in accounting
   principle                                                                  (11,911)           3,567            3,220
Extraordinary item, net of tax                                                     --               --            1,865
                                                                             --------         --------         --------
Net income (loss) before change in accounting principle                       (11,911)           3,567            1,355
Change in accounting principle, net of tax                                      1,026               --               --
                                                                             --------         --------         --------

Net income (loss)                                                             (10,885)           3,567            1,355
Accretion of preferred stock                                                    1,092              491              431
                                                                             --------         --------         --------
Net income (loss) available to common shareholders                           $(11,977)        $  3,076         $    924
                                                                             ========         ========         ========



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (dollar amounts in thousands)

                                                  CLASS I                CLASS II
                                               COMMON STOCK            COMMON STOCK      ADDITIONAL
                                          ---------------------    -------------------    PAID-IN    RETAINED
                                             SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL    EARNINGS    TOTAL
                                          ----------    -------    --------   --------   ---------   --------   --------
Balance at December 31, 1997               4,290,000        $43     177,550          2         $19     41,422     41,486
Adjustment for tax settlement (Note 10)                                                                 3,413      3,413
Accretion of Preferred Stock                                                                             (431)      (431)
Net Income                                                                                              1,355      1,355
                                          ----------    -------    --------   --------   ---------   --------   --------
Balance at December 31, 1998               4,290,000        $43     177,550         $2         $19    $45,759    $45,823
Accretion of Preferred Stock                                                                             (491)      (491)
Adjustment for tax settlement (Note 15)                                                                 1,588      1,588
Net Income                                                                                              3,567      3,567
                                          ----------    -------    --------   --------   ---------   --------   --------
Balance at December 31, 1999               4,290,000        $43     177,550         $2         $19    $50,423    $50,487
Accretion of Preferred Stock                                                                           (1,092)    (1,092)
Net Loss                                                                                              (10,885)   (10,885)
                                          ----------    -------    --------   --------   ---------   --------   --------
Balance at December 31, 2000               4,290,000        $43     177,550         $2         $19    $38,446    $38,510
                                          ==========    =======    ========   ========   =========   ========   ========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                           2000             1999             1998
                                                                         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $(10,885)        $  3,567         $  1,355
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation, depletion and amortization                                16,495           15,154           14,933
   Equity in net (earnings) losses of affiliates                            1,226            2,284           (1,302)
   Deferred income taxes                                                   (4,905)          (3,249)          (3,360)
   Gain on sale of investment                                                (827)              --               --
   Gain on sale of equipment                                                  (69)            (285)            (681)
   Interest income on long-term investments                                (1,297)          (1,218)          (1,122)
   Extraordinary loss on debt refinancing, net of tax                                           --            1,866
                                                                         --------         --------         --------
Cash generated (used) by operations, before changes in assets and
   liabilities                                                               (262)          16,253           11,749
Changes in assets and liabilities, net of effects
   from dispositions:
   Accounts receivable                                                      2,610            1,293           (1,182)
   Inventories                                                               (448)             467              993
   Accounts payable and accrued expenses                                   18,088             (262)           3,601
   Other                                                                   (2,247)              62              428
                                                                         --------         --------         --------
   Net cash provided by operating activities                               17,741           17,813           15,589
                                                                         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (31,899)         (39,207)         (14,847)
   Payment for purchase of Bear Branch assets                                  --          (12,765)              --
   Proceeds from sale of investment                                         2,900               --               --
   Proceeds from sale of equipment                                            254              520            1,009
   (Investments in) Distributions from affiliated companies                  (800)          (1,000)             993
                                                                         --------         --------         --------
   Net cash used by investing activities                                  (29,545)         (52,452)         (12,845)
                                                                         --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Buyout of stock warrants                                                    --               --           (3,000)
   Proceeds from issuance of long-term debt                                    --               --           99,216
   Repayment of long-term debt                                               (112)            (103)         (75,924)
   Repayment of capital leases                                             (2,936)          (2,350)          (4,253)
   Net borrowings under line of credit agreements and current
     notes payable                                                         14,431           17,505               --
   Debt issuance costs                                                         --               --           (3,955)
                                                                         --------         --------         --------
   Net cash provided by financing activities                               11,383           15,052           12,084
                                                                         --------         --------         --------
   Net increase (decrease) in cash                                           (421)         (19,587)          14,828
   Cash and cash equivalents at beginning of year                             599           20,186            5,358
                                                                         --------         --------         --------
   Cash and cash equivalents at end of year                              $    178         $    599         $ 20,186
                                                                         ========         ========         ========


The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               2000           1999         1998
                                                             -------        -------       ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                                $13,887        $13,608       $9,315
     Income taxes                                                 71          3,432        1,675

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:

In 2000, 1999, and 1998, the Company leased certain machinery and equipment under capital leases as more fully described in Note 9.

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

                               PEN HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS:

DESCRIPTION OF THE BUSINESS

         Pen Holdings, Inc. ("Pen Holdings") and its consolidated subsidiaries (the "Company" or "Pen") are engaged in the mining, preparation, marketing and leasing of compliance coal and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. In 2000, all sales were to domestic customers whereas in 1999 and 1998 export sales to Taiwan were $21,849,000 and $34,991,000 respectively.

         On March 15, 2001, Pen Holdings and certain of its subsidiaries entered into the Forbearance and Amendment No. 4 to the Amended and Restated Credit Agreement (the "Credit Facility" or "Credit") between Pen Holdings, certain of its subsidiaries and Mellon Bank, N.A. ("Mellon") as agent under the Credit Facility and for itself, CIBC, Inc., and AmSouth Bank (collectively, the "Banks") dated June 3, 1998, as amended. The Bank Forbearance Agreement was necessary as a result of the occurrence of certain potential defaults or events of default occurring under the Credit Facility which arose as a result of the Supreme Court of Kentucky's decision not to review the lower state court's decision in The Elk Horn Coal Corporation ("Elk Horn Coal") v. Cheyenne Resources, Inc. (the "Cheyenne Litigation"). On April 16, 23 and 30, 2001 Pen Holdings and the Banks amended the Forbearance and Amendment No. 4 to the Credit Facility (such agreement as amended to date is referred to as "Bank Forbearance Agreement").

         Under the Bank Forbearance Agreement, the Banks have agreed to forbear from taking any action to accelerate the loans or dispose of or collect upon any collateral under the Credit Facility or other ancillary documentation until April 30, 2001 (the "Forbearance Period") as a result of the known defaults or potential defaults under the Credit Facility. The forbearance by the Banks will terminate before the end of the Forbearance Period if (i) Pen Holdings or certain of its subsidiaries fail to pay or perform any indebtedness, liability or obligation under the Bank Forbearance Agreement; (ii) there is a material adverse change in the condition of Pen Holdings or certain of its subsidiaries;
(iii) additional defaults occur under the Credit Facility; (iv) Pen Holdings or certain of its subsidiaries fail to adhere to certain restrictions imposed on their accounts with the Banks; (v) an event of default occurs under the Pen Holdings' 9 7/8% Senior Notes due 2008 (the "Senior Notes" or "Notes"); or (vi) Pen Holdings or Travelers Casualty and Surety Company of America ("Travelers") breaches the Forbearance and Stand Still Agreement by and among Pen Holdings, the Banks and Travelers, dated as of March 15, 2001, as amended on April 16 and 30, 2001 (the "Tri-Party Forbearance Agreement").

         Subject to the terms of the Credit Facility and the satisfaction of certain conditions, the Banks have agreed to continue to make loans under the Credit Facility during the term of the Bank Forbearance Agreement. In conjunction with the Bank Forbearance Agreement, the Company is now paying a default rate of interest, which imposes a 200 basis points penalty over the grid spread. The current grid spread is 2.75% above LIBOR (or an effective rate when calculated to include the default penalty of 4.75% above LIBOR) and 1.75% above the Prime Rate (or an effective rate when calculated to include the default penalty of 3.75% above the Prime Rate).

         Pen Holdings, the Banks and Travelers have also entered into the Tri-Party Forbearance Agreement. Travelers is the administrator of the judgment bond issued by Reliance Insurance Company in connection with the Cheyenne Litigation. Because the Supreme Court of Kentucky's decision in the Cheyenne Litigation is final and non-appealable, the plaintiff in the Cheyenne Litigation was entitled to draw against the judgment bond in the amount of $14,500,000 on or after March 16, 2001 (the "Cheyenne Judgment").

         In connection with the Banks agreeing to forbear from certain actions under the Credit during the Forbearance Period, Travelers and its affiliates have also agreed to forbear from taking action to demand payment, enforce any remedies or commence any proceedings or take any action to enforce any remedies (including foreclosure on the Cheyenne Judgment, commencement of any action against Pen Holdings or any other indemnitor of the obligations of Elk Horn Coal to Travelers or cancellation or termination of any reclamation or other bonds or surety obligations of Travelers issued for the benefit of Pen Holdings or any of its subsidiaries or affiliates) against Elk Horn Coal, Pen Holdings or any subsidiary or affiliate of Pen Holdings or any assets or properties of any of the foregoing, whether in connection with the judgment bond or any other obligation of any of the foregoing owing to Travelers or any subsidiary or affiliate of Travelers. Travelers is permitted, however, during the Forbearance Period to (i) present the $4,000,000 letter of credit issued by Mellon under the Credit to Mellon (the "Mellon LC") for payment; (ii) file or docket the Cheyenne Judgment of record wherever Elk Horn Coal owns property or assets (provided that Travelers is prohibited from taking any action to enforce or foreclose upon the Cheyenne Judgment); or (iii) pursue its remedies or take enforcement actions if the Banks are no longer prohibited from doing the same under the Bank Forbearance Agreement. Travelers has filed or docketed the Cheyenne Judgment against Elk Horn Coal in some jurisdiction which resulted in a lien on certain of Elk Horn Coal's assets. Travelers has also presented the Mellon LC for payment.

         The purpose of the Forbearance Period is to allow Pen Holdings additional time to attempt to implement a strategy that will remedy the events of default or potential defaults under the Credit and structure a resolution that is satisfactory to the Banks, Travelers and Pen Holdings' and its subsidiaries other creditors. Pen Holdings has engaged Houlihan, Lokey, Howard & Zukin to advise and assist it in connection with structuring such a resolution as well as assessing its strategic alternatives.

         As of December 31, 2000, all of the Company's debt is classified as current due to subsequent potential defaults and events of default that occurred under to the Company's Credit Facility and the fact that these defaults could, absent forbearance arrangements or waivers, trigger the cross-default provisions of the Company's other debt.

         In June 2000, the Company sold the stock of Pen Cotton Company of South Carolina, a wholly owned subsidiary engaged in cotton ginning and warehousing in South Carolina. The sale represents the disposition of all cotton ginning and warehousing business segments, therefore, all such operations have been restated as discontinued operations. In consideration for the stock of Pen Cotton of South Carolina, the Company received $2,900,000, paid by cash at closing. The gain on sale of $847,000, net of taxes of $393,000, is included in income from discontinued operations. Losses for the years ended December 31, 2000, 1999, and 1998 of $27,000, $352,000 and $257,000, net of taxes of $9,000, $120,000, and
$88,000 are recorded as loss from discontinued operations.

         In September, 1996 the Company sold the assets of Pen Cotton Company, a wholly-owned subsidiary engaged in cotton ginning and warehousing in west Tennessee. The selling price was $5,000,000, paid by $4,500,000 cash at closing and the issuance of a $500,000 note receivable with a five-year term. Net income
(loss) for the years ended December 31, 2000, 1999, and 1998 of $27,000, ($183,000) and ($129,000), net of tax expense (benefit) of $10,000, ($71,000), and ($48,000) are recorded as Income (loss) from discontinued operations.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been re-stated to conform with current year presentation.

         The investment in an affiliated enterprise in which the Company owns less than a controlling interest is presented under the equity basis of accounting representing the Company's investment in affiliate, reduced by goodwill amortization and increased (decreased) by the Company's proportionate equity in the net income (losses) of the unconsolidated affiliate.

RECOGNITION OF REVENUE

         Revenue from sale of coal is recognized when title passes to the customer. Royalty income is recognized as minimum advanced royalties are received or as coal is mined by lessees.

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid interest-bearing instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

         Inventories, consisting of coal and mining supplies, including fuel , are stated at the lower of cost or market with cost being determined on the first-in, first-out method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, short-term notes payable, revolving credit loans and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Senior Notes at December 31, 2000 was $60,000,000 based on quoted market prices. The carrying value of $99,419,000 was based on amortized cost. The carrying amount of all other long-term debt approximates fair value. The carrying amount of mandatorily redeemable stock approximates fair value as the dividend rate is the equivalent of a market rate for securities of that type.

DEBT ISSUANCE COSTS

         Debt issuance costs are recorded as assets and amortized over the lives of related debt.

COAL RESERVES AND MINE DEVELOPMENT COSTS

         Depletion of coal reserves and certain mine development costs are recognized based on tons mined during the year as a percentage of total estimated recoverable tons. Estimated recoverable reserves include only proven and probable reserves. The Company capitalizes all development costs for construction in new areas being developed (including employee costs for employees directly involved in development; site preparation costs; and interest related to the assets being employed). Once the assets are placed in service, the Company amortizes these costs over their expected lives. Exploration costs are expensed as incurred until discovery of proven and probable reserves. Such expenditures approximated $106,000, $102,000 and $160,000 in 2000, 1999, and
1998, respectively. Mine development costs include $3,996,000, $2,801,000 and $1,417,000 of capitalized interest cost for the years ended December 31, 2000, 1999 and 1998, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Equipment and other properties are recorded at cost and depreciated over the estimated useful lives of the respective assets using the straight-line method. Amortization of capitalized lease assets is included in depreciation expense and accumulated depreciation. Depreciation expense was $10,656,000 in 2000, $9,713,000 in 1999 and $9,267,000 in 1998. Estimated useful lives are as follows:

               Building and improvements            10-20 years
               River terminals                      10-20 years
               Machinery and equipment               5-10 years

GOODWILL AND LONG-LIVED ASSETS

         Goodwill related to the Company's investment in affiliated companies is amortized using the straight-line method over 25 years. Amortization expense of $219,000 was recognized in each of the years 2000, 1999, and 1998. Goodwill is included in investment in unconsolidated affiliated companies in the consolidated balance sheet. The Company periodically reviews the recoverability of all long-lived assets using a cash flow analysis. If impairment of value exists, a loss is recognized. No adjustment for impairment was necessary at December 31, 2000, 1999 or 1998.

RECLAMATION COSTS

         The Company is subject to various laws and regulations which require the restoration and reclamation of mined properties. The Company accrues the reclamation costs for surface mine restoration as the mining operations occur. Reclamation costs associated with site restoration for the Company's coal preparation plant are accrued over the estimated useful life of the plant using the units of production method. The accrued reclamation costs, amounting to $5,408,000 and $4,497,000 at December 31, 2000 and 1999, are included primarily in other noncurrent liabilities, net of a current portion based on management's estimate of funds to be disbursed within the following year.

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

NOTE 3--INVENTORIES:

         Inventories consist of the following (in thousands):

                                                            DECEMBER 31,
                                                       ---------------------
                                                        2000           1999
                                                       ------         ------
                  Coal                                 $1,604         $2,556
                  Supplies                              1,400             --
                                                       ------         ------
                                                       $3,004         $2,556
                                                       ======         ======

         Effective April 1, 2001 , the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a fairly even mix of operations in underground mining and surface mining. However, the Company recently started two new underground mines in 2000. The underground mining process requires a large amount of supply parts inventory and the anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company's output in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,137,000 cumulative effect of the change on prior years (after reduction for income taxes of $586,000) is included in income in 2000. The supplies inventory balance at December 31, 1999 was $1,723,000. The effect of the change in 2000 was to decrease net income $112,000. The pro forma amounts reflect the effect of retroactive application on supplies inventory expense and related income taxes that would have been made in 2000 had the new method been in effect at January 1, 2000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined, as the company did not separately track inventory supplies for such prior periods.

NOTE 4--COAL RESERVES AND MINE DEVELOPMENT COSTS:

         Coal reserves and mine development costs consist of the following (in thousands):

                                                           DECEMBER 31,
                                                     ------------------------
                                                       2000            1999
                                                     --------        --------
                  Coal reserves                      $153,967        $153,883
                  Mine development costs               31,625          15,063
                                                     --------        --------
                                                      185,592         168,946
                  Accumulated depletion               (33,747)        (28,617)
                                                     --------        --------
                                                     $151,845        $140,329
                                                     ========        ========

         Depletion expense was $4,811,000, $5,020,000, and $5,133,000 in 2000,
1999, and 1998, respectively. Mine development costs include $8,311,000, and $3,234,000 at December 31, 2000 and 1999, respectively, of capitalized interest on the Fork Creek Reserves. The 2000 balance of $1,081,000 was formerly classified in the Fork Creek Development portion of the Property, Plant and Equipment footnote (Note 5).

NOTE 5--PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 2000           1999
                                                               --------       --------
                  Machinery and equipment                      $ 99,160       $ 58,763
                  River terminals                                11,633         11,625
                  Buildings                                       8,135          5,771
                  Coal preparation plants                        20,042          8,114

                  Fork Creek development                             --         27,526
                  Other                                           3,713          3,126
                                                               --------       --------
                                                                142,683        114,925
                  Accumulated depreciation                      (56,912)       (48,258)
                                                               --------       --------
                                                               $ 85,771       $ 66,667
                                                               ========       ========

         Machinery and equipment includes assets under capital leases with aggregate cost of $23,099,000 and $6,255,000 at December 31, 2000 and 1999,
respectively. Accumulated amortization related to these capitalized leased assets was $11,563,000 and $4,066,000 at December 31, 2000 and 1999,
respectively. Amortization expense was $4,329,000 in 2000, $1,615,000 in 1999 and $3,215,000 in 1998.

         Buildings include an office building and related improvements that serves as the Company's headquarters. The carrying value of the building was $2,840,000 and $3,002,000 at December 31, 2000 and 1999, respectively.
Depreciation expense recognized on the building was $215,000, $218,000 and $215,000 in 2000, 1999, and 1998, respectively.

         Fork Creek development costs of $27,526,000 at December 31, 1999 included all development costs to date. Upon the completion of the development, $14,653,000 of the cost accumulated through 2000 was classified as mine development with the remaining assets being allocated to the proper classification within Property, Plant and Equipment. Fork Creek development costs include $1,081,000 at December 31, 1999 of capitalized interest on the construction of the Fork Creek Facilities.

NOTE 6--LONG-TERM INVESTMENTS:

         Long-term investments include zero coupon U.S. Treasury bonds held in escrow in connection with the Company's purchase of Marine Terminals, Inc. (Note
19) having maturity dates as follows at December 31, 2000 (in thousands):

                                                   Carrying          Market
                                                     Value            Value
                                                   --------          -------
                  2001                              $ 7,883          $ 7,847
                  2006                                9,059           10,269
                                                    -------          -------
                                                     16,942           18,116
                  Other                                  18               18
                                                    -------          -------
                                                    $16,960          $18,134
                                                    =======          =======

NOTE 7--REVOLVING LINES OF CREDIT:

         The Company has available revolving line of credit facilities totaling $40,000,000, expiring May 2003, which are secured by assets of the Company other than mobile equipment. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 9.52% at December 31, 2000) or the bank's prime lending rate (an effective rate of 11.25% at December 31, 2000). The revolving lines of credit had an outstanding cash balance of $31,936,000 and $4,360,000 of outstanding standby letters of credit at December 31, 2000. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. The Company was not in compliance with certain financial ratio covenants of December 31, 2000. See additional information in
Note 1.

NOTE 8--LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                                             DECEMBER 31,
                                                                                         2000            1999
                                                                                       --------         --------
 Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes.                       $ 99,419         $ 99,340

 Notes payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $2,840,000, payable in monthly installments of $37,000 through 2016. Interest included in the
   monthly installments is a fixed  rate of 8.33%.                                        3,893            4,006
                                                                                       --------         --------

Total long-term debt                                                                                     103,346

Current maturities of long-term debt                                                    103,312             (113)
                                                                                       --------         --------
                                                                                       $      0         $103,233
                                                                                       ========         ========

         The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company's ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. The proceeds from the issuance of the Senior Notes were used to repay previously existing indebtedness, redeem warrants on the Company's common stock and provide working capital for development of mining properties. Certain of the Company's other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. See additional information in Note 1.

         Scheduled principal payments on these obligations (if the Senior Notes are not accelerated as described in Note 1) as of December 31, 2000 are as follows (in thousands):

                         YEAR ENDED
                        DECEMBER 31,
                        ------------
                    2001                                            $    123
                    2002                                                 133
                    2003                                                 145
                    2004                                                 157
                    2005                                                 171
                    Thereafter                                       103,164
                                                                    --------
                                                                     103,893
                    Less:  Unamortized bond discount                   (581)
                                                                    --------
                                                                    $103,312
                                                                    ========

NOTE 9--LEASES:

CAPITAL LEASES

         Property, plant and equipment (Note 5) includes assets under capital leases with a total cost of $23,099,000 and accumulated depreciation of $11,563,000. Future minimum payments in the aggregate under these leases (assumes lease payments will not be accelerated as described in Note 1) consist of the following (in thousands):

                      YEAR ENDED
                     DECEMBER 31,
                          2001                                                  $  5,156
                          2002                                                     5,313
                          2003                                                     4,118
                          2004                                                     1,069
                          Thereafter                                                  80
                                                                                --------
                          Total lease payments                                    15,736
                          Amount representing interest                            (2,019)
                                                                                --------
                          Total long-term capital leases                          13,717
                          Current maturities of capital leases                   (13,717)
                                                                                --------
                          Long-term portion                                     $      0
                                                                                ========

         Certain of these lease agreements contain minimum operating and financial ratios and covenants, which are consistent with the covenants for the revolving line of credit. The Company was not in compliance with all covenants in 2000, but is working with lending institutions to obtain waivers. See additional information in Note 1.

OPERATING LEASES

         The Company utilizes certain vehicles and equipment under noncancellable operating lease agreements, with minimum payments as follows (in thousands):

                        YEAR ENDED
                       DECEMBER 31,
                         2001                                                  $ 6,411
                         2002                                                    4,961
                         2003                                                    2,901
                         2004                                                      196
                         2005                                                      119
                         Thereafter                                                912
                                                                               -------
                                                                               $15,500
                                                                               =======

         Total rent expense under these leases aggregated $3,666,000 in 2000, $1,710,000 in 1999, and $1,326,000 in 1998.

         The Company leases its mining rights in certain coal reserves to other coal companies. Amounts due to the Company under these leases are based on the greater of fixed amounts per ton or a percentage of the selling price the lessee receives for the coal when it is sold. The leases also provide for annual minimum payments. Revenue recognized from leasing of mining rights was $7,101,000 in 2000, $8,048,000 in 1999 and $6,121,000 in 1998.

         The Company also leases office space to various commercial tenants in the office building that serves as the Company's headquarters under five year noncancellable operating leases, including renewal options ranging up to ten years. Rental income was $925,000 in 2000, $863,000 in 1999, and $737,000 in
1998.

         Future minimum lease payments to be received are as follows (in thousands):

                         YEAR ENDED
                        DECEMBER 31,
                           2001                                                $ 3,449
                           2002                                                  3,396
                           2003                                                  3,020
                           2004                                                  2,408
                           2005                                                  2,210
                           Thereafter                                           15,643
                                                                               -------
                                                                               $30,126
                                                                               =======

NOTE 10--MANDATORILY REDEEMABLE PREFERRED STOCK:

         The Company issued 10,000 shares of convertible preferred stock with a face value of $13,650,000 in January 1996. The face value of the preferred stock was reduced by amounts incurred related to settlement of tax issues existing at the issuance date. The Company reduced the value of the preferred stock by $1,588,000 for such settlements in 1999 . There were no adjustments in 2000.

         No dividends accrue from the date of issuance through December 2000. Beginning in January 2001, dividends will accrue at 25.25% per year for a five-year period. The original aggregate amount of $17,233,000 in dividends, which was to accrue from 2001 through 2006 was being recorded evenly from the date of issuance in 1996 through the redemption date in 2006. In 1999, accretion of the preferred stock was increased by $255,000 and decreased in 1998 by $861,000 to adjust the accumulated accrued dividends based on the adjusted face value of the preferred stock. The remaining aggregate amount of $6,552,000 in dividends will be recorded evenly from 2000 through the redemption date in 2006.

         The preferred stock calls for mandatory redemption in 2006. The preferred stock will be redeemed at that time by the issuance of a note payable, which amortizes over the ten years following the redemption. The preferred stock is convertible, at the option of the holder, into 2,950,000 shares of Class I common stock. The conversion feature is exercisable in January 2001 and expires in January 2002. No dividends may be paid on any class of common stock prior to the full redemption of the convertible preferred stock. The convertible preferred stock does not contain any voting rights.

NOTE 11--SHAREHOLDERS' EQUITY:

COMMON STOCK

         The Company has reserved 560,000 shares of Class I common stock for issuance pursuant to option, warrant or other rights granted or which may be granted to financial institutions with which the Company has a borrowing relationship. As of December 31, 2000, no Class I common stock has been issued with regard to these options. No other Class I common shares may be issued until the convertible preferred stock is redeemed in full.

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

NOTE 13--OTHER MATTERS:


         On February 16, 2001, Pen Holdings announced that the Supreme Court of Kentucky decided to not review a February 25, 2000 two-to-one split decision of the Commonwealth of Kentucky Court of Appeals upholding a September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly-owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus prejudgment interest of approximately $5 million). This lawsuit was brought against Elk Horn Coal on a case relating to a coal lease that was entered into by Elk Horn Coal prior to the Company's purchase of Elk Horn Coal. The Supreme Court of Kentucky decision not to review the lower court decision renders the judgment final and non-appealable.

         The Company informed its senior lenders of the event and continues to seek necessary extensions of forbearance under the Credit Facility and with Travelers, the Cheyenne Judgment bond holder. There can be no assurance that any necessary forbearance period will be extended. In the event that the Company's senior lenders do not grant the necessary extension, do not permit the Company to borrow under the senior credit facility, or seek to accelerate the indebtedness under the facility, this will materially and adversely impact the liquidity and financial position of the Company. Additionally, once the Forbearance Period has expired Travelers then can take actions to execute on the Cheyenne Judgment bond. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond.


NOTE 14--EMPLOYEE BENEFIT PLANS:

         The Company maintains a contributory, defined contribution 401(k) salary deferral plan to provide retirement and other benefits for its employees. All employees become eligible after attaining the age of 21, completing one year of service and working 1,000 hours during the preceding 12 months. The Company contributes by matching a percentage of employee voluntary contributions. Company contributions aggregated $542,000 in 2000, $471,000 in 1999, and $402,000 in 1998.

NOTE 15--INCOME TAX (BENEFIT) EXPENSE:

         Income tax (benefit) expense for continuing operations consists of the following (in thousands):

                                                              2000            1999             1998
                                                            -------         -------           -------
Current
   Federal                                                  $(2,594)        $ 2,201           $ 2,951
   State                                                         19             (31)              320
                                                            -------         -------           -------
                                                             (2,575)          2,170             3,271
                                                            -------         -------           -------

Deferred
   Federal                                                   (4,397)         (3,248)           (3,348)
   State                                                     (1,430)            (31)               --
                                                            -------         -------           -------
                                                             (5,827)         (3,279)           (3,348)
                                                            -------         -------           -------
                                                            $(8,402)        $(1,109)          $   (77)
                                                            =======         =======           =======

         The income tax (benefit) expense effective rates of (40.5%), (39.8%), and (2.3%) for 2000, 1999 and 1998, respectively, reconcile with the federal statutory tax rate of 34% as follows (in thousands):

                                             2000                        1999                     1998
                                     ---------------------        -------------------      --------------------
                                     AMOUNT        PERCENT        AMOUNT      PERCENT      AMOUNT       PERCENT
                                     ------        -------        ------      -------      ------       -------
Tax at statutory rate               $(7,060)        (34.0)%       $   960       34.0%      $ 1,154         34.0%
State income taxes (net of
   federal income tax benefit)         (931)         (4.5)            (38)      (1.3)          211          6.2
Statutory depletion in excess
   of cost depletion                   (635)         (3.0)         (1,361)     (48.6)       (1,019)       (30.0)
Adjustment of prior years' tax           73           0.3            (805)     (28.7)         (441)       (13.0)
Goodwill amortization                    75           0.3              75        2.7            75          2.2
Other                                    76           0.4              60        2.1           (57)        (1.7)
                                    -------         -----         -------      -----       -------        -----
                                    $(8,402)        (40.5)%       $(1,109)     (39.8)%     $   (77)        (2.3)%
                                    =======         =====         =======      =====       =======        =====

         The deferred tax liabilities (assets) in the accompanying balance sheet includes the following (in thousands):

                                                                                  DECEMBER 31,
                                                                       ---------------------------------
                                                                         2000                     1999
                                                                       --------                  -------
            Depletion of coal reserves                                 $ 44,184                  $45,223
            Accelerated depreciation                                      6,752                    6,976
            Mine development costs                                        8,115                    4,408
            Other                                                         6,654                    3,013
                                                                       --------                  -------
            Gross deferred tax liabilities                               65,705                   59,620
                                                                       --------                  -------

            AMT credit carryforwards                                     (3,171)                  (5,352)
            Net operating loss carryforwards                             (7,162)                      --
            Settlement of Cheyenne litigation                            (5,941)                      --
            Other                                                        (2,390)                  (2,317)
                                                                       --------                  -------
            Gross deferred tax assets                                   (18,664)                  (7,669)
                                                                       --------                  -------
                                                                       $ 47,041                  $51,951
                                                                       ========                  =======

         Deferred taxes primarily result from differences between the financial accounting and tax basis of acquired coal reserves and differences between the methods used for computing depreciation and depletion and in the timing of certain revenue and expense recognition for financial reporting and income tax purposes. At December 31, 2000, the Company had a net operating loss carryforward of $15,932,000, which expires, if unused, in 2020 and alternative minimum tax credit carryforwards of $3,171,000 available to offset future regular tax liabilities, which can be carried forward indefinitely.

         In 2000 the IRS examined the Company's federal income tax returns for the years 1994 through 1996. The examination was completed in early 2001 and no additional provision for taxes was required as a result of this examination.

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

NOTE 16--GUARANTIES, COMMITMENTS AND CONTINGENCIES:

         The Company was a guarantor of $7,667,000 of International Marine Terminals' debt (IMT, a partnership in which the Company has a 1/3 interest-Note
19). On March 15, 2001, the Company made a capital infusion to IMT of $7,667,000 using the proceeds from the sale of long-term investments. (See Note 6.) IMT used the capital infusion to repay a portion of the partnership's debt, which included the $7,667,000 described above.

         On February 16, 2001, Pen Holdings announced that the Supreme Court of Kentucky decided to not review a February 25, 2000 two-to-one split decision of the Commonwealth of Kentucky Court of Appeals upholding a September 1998 Floyd County Kentucky Circuit jury verdict in favor of Cheyenne Resources, Inc. and its wholly-owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus prejudgment interest currently of approximately $5 million). This lawsuit was brought against Elk Horn Coal on a case relating to a coal lease that was entered into by Elk Horn Coal prior to the Company's purchase of Elk Horn Coal. The Supreme Court of Kentucky decision not to review the lower court decision renders the judgment final and non-appealable.

         The Company informed its senior lenders of the event and continues to seek necessary extensions of forbearance under the Credit Facility and with Travelers, the Cheyenne Judgment bond holder. There can be no assurance that any necessary forbearance period will be extended. In the event that the Company's senior lenders do not grant the necessary extension, do not permit the Company to borrow under the senior credit facility, or seek to accelerate the indebtedness under the facility, this will materially and adversely impact the liquidity and financial position of the Company. Additionally, once the Forbearance Period has expired Travelers then can take actions to execute on the Cheyenne Judgment bond. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond. See additional information in Notes 1 and 13.

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations.

NOTE 17--OTHER RELATED PARTY TRANSACTIONS:

         Related party transactions not otherwise disclosed in the financial statements include fees paid to International Marine Terminals (Note 20) for coal loading of $0 in 2000, $1,255,000 in 1999, and $1,758,000 in 1998. At
December 31, 2000 and 1999, $0 and $10,000, respectively, was included in accounts payable and accrued expenses relating to coal loading fees described above.

NOTE 18--LONG-TERM COAL SUPPLY CONTRACTS:

         The Company is committed under several long-term coal supply contracts. The contracts require the Company to supply specified tonnages and quality of coal during the term of the agreements. The contracts stipulate the base prices at inception, which are subject to periodic escalation based on specified indices.

         The Company has the capacity to fulfill all contract requirements with existing proven coal reserves. Approximately 69% of revenues in 2000, 70% in 1999, and 80% in 1998 were derived from customers supplied under long-term contracts. The Company had sales to significant customers as follows (in thousands):

                               2000                           1999                              1998
                     ------------------------       -----------------------         ----------------------------
                                   PERCENTAGE                    PERCENTAGE                           PERCENTAGE
                     DOLLAR         OF TOTAL        DOLLAR        OF TOTAL          DOLLAR             OF TOTAL
                     AMOUNT         REVENUES        AMOUNT        REVENUES          AMOUNT             REVENUES
                     ------        ----------       ------       ----------         ------            ----------
Customer A                --            --           $21,849         13%            $34,991               21%
Customer B            35,220            24%           30,731         18              35,120               21
Customer C            30,976            21            35,093         20              26,082               15
                     -------            --           -------         --             -------               --
                     $66,196            45%          $87,673         51%            $96,193               57%
                     =======            ==           =======         ==             =======               ==

         In 2000, 3,797,000 tons were shipped on long-term coal supply contracts. Future minimum tonnage commitments under long-term coal supply contracts are as follows (in thousands):

                          YEAR                                SHORT TONS
                          ----                                ----------
                          2001                                 3,748,000
                          2002                                 3,360,000
                          2003                                 1,680,000
                          2004                                   500,000



NOTE 19--INVESTMENT IN AFFILIATED COMPANY:

        The Company's investment in an affiliated company is a one-third general partnership interest in International Marine Terminals (IMT), an ocean marine loading facility located in Louisiana (Note 16). Components of the investment in affiliated company and equity in net earnings (losses) of affiliated company are as follows (in thousands):

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                           ---------------------------------------
                                                                             2000            1999           1998
                                                                           -------         -------         -------
INVESTMENT IN AFFILIATED COMPANY:
   Equity in partnership interest at
      time of purchase                                                     $ 5,977         $ 5,977         $ 5,977

   Earnings (loss) since acquisition                                        (1,398)           (172)            476

   Net distributions since acquisition                                      (3,707)         (4,507)         (4,507)
                                                                           -------         -------         -------

                                                                               872           1,298           1,946
Goodwill, less accumulated amortization
      of $3,305, $3,086 and $2,867 at December 31,
      2000, 1999, and 1998, respectively                                     2,174           2,394           2,613
                                                                           -------         -------         -------

Investment in IMT                                                          $ 3,046           3,692           4,559

Investment in other affiliated companies                                        --           2,081           1,081
                                                                           -------         -------         -------
Total Investment in affiliated investments                                 $ 3,046         $ 5,773         $ 5,640
                                                                           =======         =======         =======

NET EARNINGS (LOSSES) ON IMT INVESTMENT
Company's share of affiliate earnings (losses)                             $(1,226)        $  (648)        $   378

Net Interest Income on escrowed funds related to the IMT investment          1,027           1,017           1,008
                                                                           -------         -------         -------

Net earnings (losses) on IMT investment                                    $  (199)        $   369         $ 1,386
                                                                           =======         =======         =======

         The above net earnings (losses) are reported as a component of other income in the statement of income. All earnings (losses) of IMT are shared by each partner on a pro rata basis, with the exception of interest expense, a portion of which is allocated to the partners based on their individual credit ratings. In addition, amortization of goodwill on the IMT investment of $219,000 for 1998, 1999, and 2000 is included in selling, general and administration.

Condensed financial information for IMT, is as follows (in thousands):

                                                         DECEMBER 31,
                                          ---------------------------------------
                                           2000             1999            1998
                                          -------         -------         -------
BALANCE SHEET
   Current assets                         $ 5,041         $ 3,734         $ 3,165
   Noncurrent assets                       63,815          66,974          68,622
                                          -------         -------         -------
      Total assets                        $68,856         $70,708         $71,787
                                          =======         =======         =======
   Current liabilities                    $26,088         $ 3,714         $ 2,927
   Noncurrent liabilities                  40,000          63,000          63,000
                                          -------         -------         -------
      Total liabilities                    66,088          66,714          65,927
   Equity                                   2,768           3,994           5,860
                                          -------         -------         -------
      Total liabilities and equity        $68,856         $70,708         $71,787
                                          =======         =======         =======
STATEMENT OF INCOME
   Revenues                               $14,695         $17,525         $19,133
                                          =======         =======         =======
   Operating income (loss)                $(1,139)        $ 1,245         $ 2,707
                                          =======         =======         =======
   Earnings (loss)                        $(3,627)        $(1,865)        $ 1,235
                                          =======         =======         =======

NOTE 20--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 2000 and 1999 is summarized below:

                                                      MARCH 31          JUNE 30            SEPT 30          DEC 31
                                                      --------          -------            -------          ------
2000:
   Revenues                                            $39,757           $37,750           $35,691          $36,903

   Operating Income                                        926             1,082             3,076           (2,436)

   Net Income (loss)                                      (762)              925               276          (11,324)

1999:
   Revenues                                            $38,715           $44,534           $45,732          $38,261

   Operating Income                                      3,820             4,656             2,252              (65)

   Net Income (loss)                                     1,470             2,065               329             (297)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following information is furnished with respect to the directors and executive officers of the Company.

       NAME                          AGE                        POSITION WITH PEN HOLDINGS
       ----                          ---                        --------------------------
William E. Beckner                   49       Chairman of the Board of Directors, President and Chief
                                              Executive Officer
Stephen G. Capelli                   50       Senior Vice President of Operations; Director
Joseph A. Davis, Jr.                 53       Senior Vice President of Sales and Marketing; Director
Mark A. Oldham                       43       Senior Vice President, Secretary and Treasurer/Chief
                                              Financial Officer; Director

         William E. Beckner has been the President and Chief Executive Officer of the Company since 1993, and Chairman of the Board of Directors since 1996. Mr. Beckner also served as Executive Vice President and Chief Operating Officer of Pen Holdings from 1986 to 1993 and as Vice President of Finance from 1982 to 1986. Mr. Beckner, who has 22 years of experience in the coal industry and has been with the Company for 18 years, holds a controlling interest in Pen Holdings. Mr. Beckner received an M.B.A. degree from the University of Tennessee (Nashville) in 1979 and received a B.S. degree in Business from the University of Evansville in 1973.

         Stephen G. Capelli has been the Senior Vice President of the Company's coal operations and a director of Pen Holdings since 1996, having previously served as Vice President of Operations since 1994. Mr. Capelli has 30 years of experience in the coal industry. Prior to joining the Company, Mr. Capelli was Vice President of Mining and Development of Amvest Minerals, Inc., a coal company, from 1991 to 1994. Mr. Capelli serves on the Board of Directors of the West Virginia Mining and Reclamation Association and the West Virginia State Mine Board, to which he was appointed by the governor of West Virginia. In 1973, Mr. Capelli received a B.S. degree in Mining Engineering from Virginia Tech.

         Joseph A. Davis, Jr., has been Senior Vice President of Sales and Marketing of the Company's coal operations and a director of Pen Holdings since 1996. Prior to that time, Mr. Davis was Vice President of Sales and Marketing from 1987. Mr. Davis has 26 years of experience in the coal industry. Before joining the Company, he was Vice President of Sales for Benford-Nightengale Coal Company from 1977 to 1984, and was Sales Manager of Kentucky Pioneer Coal Company from 1975 to 1977. Mr. Davis received a B.A. degree from Western Kentucky University in 1976.

         Mark A. Oldham has been Senior Vice President, Secretary and Treasurer/Chief Financial Officer of the Company since 1996 and was elected as a director in 1999. Prior to that time, Mr. Oldham served as Vice President and Controller from 1993 to 1996 and Controller from 1985 to 1993. Mr. Oldham has 17 years experience in the coal industry. Mr. Oldham is a Certified Public Accountant (CPA) and has been a member of the American Institute of Certified Public Accountants and the Tennessee Society of CPA's since 1982. From 1979 to 1984, Mr. Oldham was employed in public accounting. Mr. Oldham received a B.S. degree in Business Administration from Tennessee Technological University in 1979.

BOARD COMPENSATION

         All current directors are employees of the Company. No additional remuneration beyond their compensation as employees is currently given to directors for their services.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for the years ended December 31, 2000, 1999, and 1998 for (i) chief executive officer of the Company and (ii) each of the three other most highly compensated executive officers of the Company who received in excess of $100,000, determined as of December 31, 2000 (collectively, the "Named Executive Officers").


Summary Compensation Table

                                Compensation         Annual       Annual               Other                 All Other
Name and Principal Position         Year             Salary       Bonus           Compensation (3)        Compensation (1)
---------------------------     ------------         ------       -----           ----------------        ----------------
William E. Beckner                  2000             500,000      169,000                   --                  5,100
President and Chief                 1999             418,000      516,000(2)                --                  4,800
Executive Officer                   1998             403,325      293,000                   --                  4,800

Stephen G. Capelli                  2000             180,000      52,510                    --                  5,100
Senior Vice President               1999             165,000      53,332                35,849                  4,800
of Operations                       1998             157,000      67,150                13,618                  4,800

Joseph A. Davis, Jr.                2000             155,000      44,394                    --                  5,100
Senior Vice President of            1999             151,000      33,810                35,849                  4,800
Sales/Marketing                     1998             147,000      56,785                13,618                  4,800

Mark A. Oldham                      2000             140,000      39,690                    --                  5,100
Senior Vice President, Secretary    1999             135,000      24,104                35,849                  4,784
and Treasurer/Chief Financial       1998             131,000      46,200                13,618                  4,800
Officer

(1) Represents annual contribution made by the Company under its 401(k) plan.

(2) Historically, Pen Holdings has paid its executive officers bonuses earned for any year in March of the year following the year the bonus was earned. In 1999, Pen Holdings changed this policy as it relates to Mr. Beckner. Mr. Beckner's bonus compensation for both 1998 and 1999 was paid to Mr. Beckner in 1999. This effectively accelerated the timing of the payment of Mr. Beckner's bonus for 1999 by three months. In subsequent years, it is expected that Mr. Beckner's bonus, if any, will be paid in December of the year the bonus was earned rather than in March of the year following the year the bonus was earned. Pen Holdings' policy as it relates to other executive officers and employees has not changed, as all other executive officers and employees that earn bonus compensation will be paid in March of the year following the year the bonus was earned. The bonus compensation listed above for Mr. Beckner represents $256,000 paid in 1999 as a bonus earned for the year ended December 31, 1998 and $260,000 paid in 1999 as a bonus for the year ended December 1999.

(3) Represents incremental increases in the value of the officer's account under the Pen Holdings, Inc. Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides generally that stock issued to the officer will be repurchased by the Company upon the termination of the officer's employment with the Company. The repurchase price for this stock is equal to $0.01 plus the aggregate net income per common share, determined over the period beginning with the close of the 1995 fiscal year and ending with the close of the Company's last fiscal year ending prior to the officer's date of termination. The amount included does not include amounts credited to the account of the officer prior to 2000. Due to fluctuations in the Company's net income per common share during a relevant measuring period, an officer's account under the Stock Purchase Plan may be valued at an amount less than amounts reported in prior periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2000, certain information concerning ownership of the Class I and Class II Common Stock of the Company by each director, each named executive officer, each person who is known to the Company to be the beneficial owner of more than 5% of the Class I and Class II Common Stock and all directors and executive officers of the Company as a group. Each stockholder listed below has sole voting and dispositive power with respect to the shares listed next to such stockholder's name except as noted below. Except as noted, the address of each stockholder listed below is: c/o Pen Holdings, Inc., Center Court Building, 3rd Floor, Brentwood, Tennessee 37027.

                                           Class I Common Stock (1)     Class II Common Stock (1)
                                          ---------------------------  ---------------------------       Percentage of
                                            Number of    Percentage      Number of    Percentage           Class I and
                                             Shares       of Class        Shares       of Class             Class II
          Name and Address                Beneficially   Beneficially  Beneficially   Beneficially        Beneficially
         of Beneficial Owner                  Owned         Owned        Owned(2)        Owned                Owned
         -------------------              ------------   ------------  ------------   ------------       -------------
William E. Beckner                         4,040,000         94.2%                                             90.4%

Stephen G. Capelli                                                         44,900         25.3%                 1.0%

Joseph A. Davis, Jr.                                                       44,900         25.3%                 1.0%

Mark A. Oldham                                                             44,900         25.3%                 1.0%

Grace Pen                                    250,000 (3)      5.8%                                              5.6%
   c/o Bass, Berry & Sims
   2700 First American Center
   Nashville, Tennessee  37238

Directors and Executive Officers
   as a group (4 persons)                  4,040,000         94.2%        134,700         75.9%                93.4%

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

         The Company was a guarantor of $7,667,000 of International Marine Terminals' debt (IMT, a partnership in which the Company has a 1/3 interest-Note
20). On March 15, 2001, the Company made a capital infusion to IMT of $7,667,000 using the proceeds from the sale of long-term investments. IMT used the capital infusion to repay a portion of the partnership's debt, which included the $7,667,000 described above.

ARRANGEMENTS INVOLVING AFFILIATES

         During the term of the TPC Contract, the Company used the IMT facility to load coal for export. Fees paid by the Company to IMT for coal loading in 1999 were approximately $1,255,000. These fees are comparable to the fees paid by third parties resulting from arms length transactions. There were no fees paid by the Company to IMT in 2000.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

                               PEN HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


(1)  AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                PAGE
                                                                                ----
   Report of Independent Accountants                                             32

   Consolidated Balance Sheet as of December 31, 2000 and 1999                   33

   Consolidated Statement of Income for the Years Ended December 31,
     2000, 1999 and 1998                                                         34

   Consolidated Statement of Changes in Shareholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998                                35

   Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                            36

   Notes to Consolidated Financial Statements                                    38

(2) The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(3)  Exhibits filed as part of this Report are as follows:

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
    3.1(1)    Form of Restated Charter of Pen Holdings, as amended (Exhibit 3.1)

    3.2(1)    Form of Amended and Restated Bylaws of Pen Holdings, as amended (Exhibit 3.2)

    4.1(1)    Indenture, dated as of June 8, 1998, by and among Pen Holdings, the Guarantors and The Bank of New York

    4.2(1)    Form of 9 7/8% Senior Note due 2008

    4.3(1) Registration Rights Agreement, dated as of June 8, 1998, by and among Pen Holdings, the Guarantors and CIBC Oppenheimer Corp.

   10.1(1)    Amended and Restated Credit Agreement, dated as of June 3, 1998, by and among
              Pen Holdings, Mellon Bank, N.A., CIBC, Inc. and other banks later made a party to such Agreement (the "Credit Facility")

   10.2(1)    Coal Supply Agreement, dated as of June 15, 1989 by and between Taiwan Power
              Company and Pen Coal Corporation, as amended

   10.3(1)    Coal Supply Agreement between Pen Coal Corporation and Dayton Power and
              Light Company, dated effective July 1, 1992, as amended

   10.4(1)    Pen Holdings, Inc. Stock Purchase Plan

   10.5(2)    Pen Holdings, Inc. Executive Bonus Plan

   10.6(2) Amendment 7 dated December 21, 1998 of the Coal Supply Agreement, dated as of June 15, 1989 by and between Taiwan Company and Pen
              Coal Corporation

   10.7       Amendment No. 3 to the Credit Facility

   10.8(3)    Forbearance and Amendment No. 4 to the Credit Facility dated March 15, 2001 (the "Bank Forbearance
              Agreement") (Exhibit 99.1)

   10.9(3)    Forbearance and Standstill Agreement dated as of March 15, 2001 by and between Pen Holdings, Inc.,
              Mellon Bank, N.A., CIBC Inc., Amsouth Bank and Travelers Casualty and Surety Company of America
              ("Travelers Forbearance") (Exhibit 99.2)

   10.10(4)   Amendment No. 1 to the Bank Forbearance Agreement, dated April 16, 2001 (Exhibit 99.1)

   10.11(4)   Amendment No. 1 to Travelers Forbearance, dated April 16, 2001 (Exhibit 99.2)

   10.12(5)   Amendment No. 2 to the Bank Forbearance Agreement, dated April 23, 2001 (Exhibit 99.1)

  21(1)       Subsidiaries of the Registrant


(1) Incorporated by reference from the Company's Registration Statement on Form S-4 as amended (Registration No. 333-60599) originally filed with the Securities and Exchange Commission on August 4, 1998.

(2) Incorporated by reference from the Company's annual Form 10-K (registration No. 33-60599) filed with the Securities and Exchange Commission on March 24, 1999.

(3) Incorporated by reference from the Company's Form 8-K for the event dated March 15, 2001.

(4) Incorporated by reference from the Company's Form 8-K for the event dated April 16, 2001.

(5) Incorporated by reference from the Company's Form 8-K for the event dated April 23, 2001.

(b)  Reports on Form 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Pen Holdings, Inc.

                               By:    /s/ William E. Beckner
                                  -------------------------------------------
                                   Name:  William E. Beckner
                                   Title: President & Chief Executive Officer
                                   Dated: 4/30/01
                                         ------------------------------------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on

PEN HOLDINGS, INC.

SIGNATURES                                       TITLE                                           DATE
----------                                       -----                                           ----
     /s/ William E. Beckner                      Chairman of the Board, President, Chief         4/30/01
-------------------------------                  Executive Officer (Principal Executive          -------
       WILLIAM E. BECKNER                        Officer) and Director

     /s/ Mark A. Oldham                          Senior Vice President, Secretary/Treasurer,     4/30/01
-------------------------------                  Chief Financial Officer (Principal              -------
       MARK A. OLDHAM                            Financial Officer) and Director

     /s/ Stephen G. Capelli                      Director                                        4/30/01
-------------------------------                                                                  -------
       STEPHEN G. CAPELLI

     /s/ Joseph A. Davis, Jr.                    Assistant Secretary and Director                4/30/01
-------------------------------                                                                  -------
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

CLEAN COAL. Coal which is ready for sale. This term is usually attributed to coal which has been washed or cleaned in a preparation plant, but is also applicable in the case of surface-mined coal or some underground-mined coal which is ready for sale immediately after it is mined and does not need to be washed.

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

CONTINUOUS HAULAGE UNIT. A mobile machine that conveys coal from a continuous mining machine to a stationary conveyor structure. This machine is used in place of other machines such as shuttle cars which are also used to transport coal from a continuous mining machine to a stationary conveyor system.

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

DRIFT MINE. An underground mine in which the coal seam being mined is accessible from the surface of the earth. Drift mines usually start at the base of a hill and extend underneath the hill.

EXTRACTION. The process of removing coal from a seam for commercial use.

HEAVY MEDIA. High density material such as magnetite used in the gravity separation process to clean coal.

HIGH PERFORMANCE SECTION.  See Underground Mine High Performance Section.

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

PREPARATION PLANT. A facility that crushes, sizes and washes (or cleans) coal to prepare it for commercial use. The washing process separates ash from the coal and may have the added benefit of removing a portion of the coal's sulfur content. Most of the coal washed in a preparation plant is extracted from underground mines.

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

RAW COAL.  Coal which has not been washed or cleaned in a preparation plant.

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

SLOPE AND SHAFT MINE. An underground mine which requires a tunnel (slope) for access from the earth's surface to the coal seam for mining. The slope is usually used for a fixed conveying system to convey the coal to the surface, as well as for transporting people and supplies into and out of the mine. A shaft is a vertical shaft, typically used for ventilation of the mine and/or transporting people and supplies.

SPOT MARKET. Sales of coal pursuant to an agreement or purchase order for shipments for a period of less than one year. Spot market sales are generally obtained via a competitive bidding process.

SPREAD. The amount and type of equipment necessary to extract the coal from a localized reserve area in a surface mine.

SUPER SECTION. See Underground Mine Super Section.

SURFACE MINE. A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil. See "Overburden."

TON. A "short" or net ton is equal to 2,000 pounds. A "long" or British ton is 2,240 pounds. A "metric" ton is approximately 2,205 pounds. The short ton is the unit of measure used in this document.

UNDERGROUND MINE. A mine which is typically located several hundred feet below the earth's surface. Two types of underground mines are drift mines and slope and shaft mines.

UNDERGROUND MINE SECTION. A standard underground mine section consists of one continuous miner, one roof bolter, and three shuttle cars.

UNDERGROUND MINE HIGH PERFORMANCE SECTION. An underground mine section which consists of two continuous miners, two roof bolters and three shuttle cars, with only one continuous miner, one roof bolter and two shuttle cars working at one time. Productivity is increased over a standard underground mine section by using the extra continuous miner and roof bolter to eliminate place change times.

UNDERGROUND MINE SUPER SECTION. An underground mine section which consists of two continuous miners, two roof bolters and four shuttle cars working in tandem in a mine and dumping on the same belt.

         [A small scale map of the Company's coal operations appears in this space. The map depicts portions of Kentucky and West Virginia. It shows the Company's operation as shaded portion and also includes major rivers, cities, roadways, and the demarcation of the county and state borders. The map reflects a scale whereby one inch equals 10 miles.]