Form 10-Q
period 2001-03-31
PEN HOLDINGS INC
filed 2001-05-31
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ] N/A

         Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of May 30, 2001, Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet - March 31, 2001 and December 31, 2000                               1
   Consolidated Statement of Operations - Three Months Ended March 31, 2001 and 2000               2
   Consolidated Statement of Changes In Shareholders' Equity for the Three Months
     Ended March 31, 2001                                                                          3
   Consolidated Statement of Cash Flows - Three Months Ended March 31, 2001 and 2000               4
   Notes to Consolidated Financial Statements                                                      5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     10

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                         15
Item 2. Changes in Securities and Use of Proceeds                                                 15
Item 3. Defaults Upon Senior Securities                                                           15
Item 4. Submission of Matters to a Vote of Security Holders                                       15
Item 5. Other Information                                                                         15
Item 6. Exhibits and Reports on Form 8-K                                                          15

Signatures                                                                                        15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except share information)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2001          2000
                                                                                    --------     --------
                                                                                  (UNAUDITED)
                                   ASSETS

Current assets:
   Cash and cash equivalents ..................................................     $     98     $    178
   Accounts receivable (net of allowance for doubtful accounts of $645 and
     $635 respectively)........................................................       16,600       14,253
   Inventories ................................................................        3,947        3,004
   Deferred income taxes ......................................................        4,739        4,739
   Refundable income taxes ....................................................        1,376        3,015
   Other assets ...............................................................        2,717        2,886
                                                                                    --------     --------
     Total current assets .....................................................       29,477       28,075

Investment in unconsolidated affiliated company ...............................       10,195        3,046
Coal reserves and mine development costs, net .................................      152,253      151,845
Property, plant and equipment, net ............................................       86,608       85,771
Long-term investments .........................................................        9,267       16,960
Other assets ..................................................................        6,107        6,281
                                                                                    --------     --------
                                                                                    $293,907     $291,978
                                                                                    ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving credit loans .....................................................     $ 38,671     $ 31,936
   Current maturities of long-term debt .......................................      103,301      103,312
   Current maturities of capital leases .......................................       12,676       13,717
   Accounts payable ...........................................................       16,325       12,224
   Accrued liabilities ........................................................       20,683       20,985
                                                                                    --------     --------
     Total current liabilities ................................................      191,656      182,174

Deferred income taxes .........................................................       48,803       51,780
Other liabilities .............................................................        5,490        5,404
                                                                                    --------     --------
     Total liabilities ........................................................      245,949      239,358
                                                                                    --------     --------
Mandatorily redeemable preferred stock ........................................       14,383       14,110

Contingencies (Note 8)

Shareholders' equity:
   Class I common stock, $.01 par value; 7,800,000 shares authorized, 4,290,000
     shares issued and outstanding.............................................           43           43
   Class II common stock, $.01 par value; 200,000 shares authorized, 177,550
     shares issued and outstanding ............................................            2            2
   Additional paid-in capital .................................................           19           19
   Retained earnings ..........................................................       33,511       38,446
                                                                                    --------     --------
     Total shareholders' equity ...............................................       33,575       38,510
                                                                                    --------     --------
                                                                                    $293,907     $291,978
                                                                                    ========     ========



The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                       THREE MONTHS ENDED
                                                           MARCH  31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                          (UNAUDITED)
Revenues ..........................................   $ 36,258    $ 39,757
Operating expenses:
   Cost of sales ..................................     37,733      37,390
   Selling, general and administrative ............      1,675       1,441
                                                      --------    --------
Operating income (loss) ...........................     (3,150)        926

Other (income) expense:
   Interest expense ...............................      3,642       2,028
   Interest income ................................        (34)        (33)
   Litigation settlement ..........................        453          --
   Other  expense .................................        148         128
                                                      --------    --------
Loss from continuing operations before income taxes     (7,359)     (1,197)

Provision (benefit) for income taxes ..............     (2,697)       (456)
                                                      --------    --------
Net loss before income from discontinued operations     (4,662)       (741)
Loss from discontinued operations .................         --         (21)
                                                      --------    --------
Net loss ..........................................     (4,662)       (762)

Accretion of mandatorily redeemable preferred stock        273         268
                                                      --------    --------
Net loss to common shareholders ...................   $ (4,935)   $ (1,030)
                                                      ========    ========












The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                              CLASS I                     CLASS II
                                           COMMON STOCK                 COMMON STOCK     ADDITIONAL
                                    -------------------------        ------------------   PAID-IN     RETAINED
                                      SHARES          AMOUNTS         SHARES    AMOUNTS   CAPITAL     EARNINGS       TOTAL
                                    ----------        -------        -------    -------  ----------   --------      -------
Balance at December 31, 2000         4,290,000        $    43        177,550       $2       $19       $38,446       $38,510

Accretion of mandatorily
   redeemable preferred stock
   (unaudited) ..............                                                                            (273)         (273)
Net loss (unaudited) ........                                                                          (4,662)       (4,662)
                                    ----------        -------        -------       --       ---       -------       -------
Balance at March 31, 2001
   (unaudited) ..............        4,290,000        $    43        177,550       $2       $19       $33,511       $33,575
                                    ==========        =======        =======       ==       ===       =======       =======







The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                -------------------
                                                                                 2001        2000
                                                                                -------    --------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................   $(4,662)   $   (762)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation, depletion and amortization .............................     4,772       3,916
       Equity in net losses of affiliates ...................................       213         438
       Deferred income taxes ................................................      (796)       (253)
       Gain on sale of equipment ............................................        --         (16)
       Interest income on long-term investments .............................      (268)       (320)
                                                                                -------    --------
   Cash generated from (used by) operations, before changes in assets and
    liabilities .............................................................      (741)      3,003

   Changes in assets and liabilities, net of effects from dispositions:
       Accounts receivable ..................................................    (2,347)     (3,978)
       Inventories ..........................................................      (943)     (1,634)
       Accounts payable and accrued expenses ................................     3,799       4,396
       Other ................................................................      (298)        116
                                                                                -------    --------
       Net cash provided (used) by operating activities .....................      (530)      1,903
                                                                                -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .....................................................    (5,759)    (11,172)
   Proceeds from sale of equipment ..........................................        --          25
   Investments in affiliated companies ......................................    (7,416)       (100)
   Maturity of long term investments ........................................     7,961          --
                                                                                -------    --------
   Net cash used by investing activities ....................................    (5,214)    (11,247)
                                                                                -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt ..............................................       (30)        (28)
   Repayment of capital leases ..............................................    (1,041)       (370)
   Net borrowings under line of credit agreements and current notes payable..     6,735       9,226
                                                                                -------    --------
   Net cash provided by financing activities ................................     5,664       8,828
                                                                                -------    --------
   Net decrease in cash .....................................................       (80)       (516)
   Cash and cash equivalents at beginning of period .........................       178         599
                                                                                -------    --------
   Cash and cash equivalents at end of period ...............................   $    98    $     83
                                                                                =======    ========
Supplemental disclosure of cash flow information:

   Cash paid for:
       Interest .............................................................   $   920    $    660
       Income taxes .........................................................        --          --

Supplemental disclosure of non-cash transactions:

     In March 2000, the Company financed through capital lease transactions the purchase of $2,049,000 of equipment.

     In the three months ended March 31, 2001 and 2000, the Company recorded accretion of mandatorily redeemable stock in the amounts of $273,000 and $268,000, respectively.



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

       On March 15, 2001, Pen Holdings and certain of its subsidiaries entered into the Forbearance and Amendment No. 4 to the Amended and Restated Credit Agreement (the "Credit Facility" or "Credit") between Pen Holdings, certain of its subsidiaries and Mellon Bank, N.A. ("Mellon") as agent under the Credit Facility and for itself, CIBC, Inc., and AmSouth Bank (collectively, the "Banks") dated June 3, 1998, as amended. The Bank Forbearance Agreement was necessary as a result of the occurrence of certain potential defaults or events of default occurring under the Credit Facility which arose as a result of the Supreme Court of Kentucky's decision not to review the lower state court's decision in The Elk Horn Coal Corporation ("Elk Horn Coal") v. Cheyenne Resources, Inc. (the "Cheyenne Litigation"). The Forbearance Agreement has been extended to May 31, 2001.

       Under the Bank Forbearance Agreement, the Banks have agreed to forbear from taking any action to accelerate the loans or dispose of or collect upon any collateral under the Credit Facility or other ancillary documentation until May 31, 2001 (the "Forbearance Period") as a result of the known defaults or potential defaults under the Credit Facility. The forbearance by the Banks will terminate before the end of the Forbearance Period if (i) Pen Holdings or certain of its subsidiaries fail to pay or perform any indebtedness, liability or obligation under the Bank Forbearance Agreement; (ii) there is a material adverse change in the condition of Pen Holdings or certain of its subsidiaries;
(iii) additional defaults occur under the Credit Facility; (iv) Pen Holdings or certain of its subsidiaries fail to adhere to certain restrictions imposed on their accounts with the Banks; (v) an event of default occurs under the Pen Holdings' 9 7/8% Senior Notes due 2008 (the "Senior Notes" or "Notes"); or (vi) Pen Holdings or Travelers Casualty and Surety Company of America ("Travelers") breaches the Forbearance and Stand Still Agreement by and among Pen Holdings, the Banks and Travelers, dated as of March 15, 2001, and extended to May 31, 2001 (the "Tri-Party Forbearance Agreement").

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

       In connection with the Banks agreeing to forbear from certain actions under the Credit during the Forbearance Period, Travelers and its affiliates have also agreed to forbear from taking action to demand payment, enforce any remedies or commence any proceedings or take any action to enforce any remedies (including foreclosure on the Cheyenne Judgment, commencement of any action against Pen Holdings or any other indemnitor of the obligations of Elk Horn Coal to Travelers or cancellation or termination of any reclamation or other bonds or surety obligations of Travelers issued for the benefit of Pen Holdings or any of its subsidiaries or affiliates) against Elk Horn Coal, Pen Holdings or any subsidiary or affiliate of Pen Holdings or any assets or properties of any of the foregoing, whether in connection with the judgment bond or any other obligation of any of the foregoing owing to Travelers or any subsidiary or affiliate of Travelers. Travelers is permitted, however, during the Forbearance Period to (i) present the $4,000,000 letter of credit issued by Mellon under the Credit to Mellon (the "Mellon LC") for payment; (ii) file or docket the Cheyenne Judgment of record wherever Elk Horn Coal owns property or assets (provided that Travelers is prohibited from taking any action to enforce or foreclose upon the Cheyenne Judgment); or (iii) pursue its remedies or take enforcement actions if the Banks are no longer prohibited from doing the same under the Bank Forbearance Agreement. Travelers has filed or docketed the Cheyenne Judgment against Elk Horn Coal in some jurisdictions, which resulted in a lien on certain of Elk Horn Coal's assets. Travelers has also presented the Mellon LC for payment.

       The purpose of the Forbearance Period is to allow Pen Holdings additional time to attempt to implement a strategy that will remedy the events of default or potential defaults under the Credit and structure a resolution that is satisfactory to the Banks, Travelers and Pen Holdings' and its subsidiaries' other creditors. Pen Holdings has engaged Houlihan, Lokey, Howard & Zukin to advise and assist it in connection with structuring such a resolution as well as assessing its strategic alternatives.

       As of March 31, 2001, all of the Company's debt is classified as current due to potential defaults and events of default that occurred under the Company's Credit Facility and the fact that these defaults could, absent forbearance arrangements or waivers, trigger the cross-default provisions of the Company's other debt.

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

INTERIM FINANCIAL INFORMATION

       The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000, which are included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 30, 2001. The results of operations for the three month period are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified for comparative purposes.

       In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of March 31, 2001, and its results of operations and its cash flows for the three months ended March 31, 2001 and 2000, respectively.

NOTE 3-INVENTORIES:

       Inventories consist of the following (in thousands):

                                           MARCH 31,    DECEMBER 31,
                                             2001          2000
                                          ---------      ---------
         Coal .......................     $   2,575      $   1,604
         Supplies ...................         1,372          1,400
                                          ---------      ---------
                                          $   3,947      $   3,004
                                          =========      =========

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

       Coal reserves and mine development costs consist of the following (in thousands):

                                           MARCH 31,    DECEMBER 31,
                                             2001          2000
                                          ---------      ---------
         Coal reserves ..............     $ 153,884      $ 153,967
         Other mine development costs        33,685         31,625
                                          ---------      ---------
                                            187,569        185,592
         Accumulated depletion ......       (35,316)       (33,747)
                                          ---------      ---------
                                          $ 152,253      $ 151,845
                                          =========      =========

       Mine development costs include $8,311,000 at March 31, 2001 and at December 31, 2000 of capitalized interest on the Fork Creek reserves.

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consist of the following (in thousands):

                                       MARCH 31,    DECEMBER 31,
                                         2001          2000
                                      ---------      ---------
         Machinery and equipment      $ 101,005      $  99,160
         River terminals .........       11,633         11,633
         Buildings ...............        8,347          8,135
         Coal preparation plants..       21,307         20,042
         Other ...................        4,174          3,713
                                      ---------      ---------
                                        146,466        142,683
         Accumulated depreciation       (59,858)       (56,912)
                                      ---------      ---------
                                      $  86,608      $  85,771
                                      =========      =========

NOTE 6-REVOLVING LINES OF CREDIT:

       The Company has a revolving line of credit under its current credit facility with credit commitments from the Company's lenders in an aggregate principal amount equal to $40,000,000. The credit facility expires in June 2003. The borrowings under the credit facility are collateralized by certain of the Company's assets, certain contracts of the Company, and the Company's inventories and receivables. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 10.34% at March 31, 2001) or the lender's prime lending rate (an effective rate of 11.75% at March 31, 2001). The revolving line of credit had an outstanding cash balance of $38,671,000 and $31,936,000 at March 31, 2001 and December 31, 2000, respectively. Additionally, $360,000 and $4,360,000 was committed for outstanding standby letters of credit at March 31, 2001 and December 31, 2000 respectively. These agreements contain minimum operating and financial ratios and covenants as defined in the agreements. The Company was not in compliance with certain financial ratio covenants as of March 31, 2001. See additional information in NOTE 1.

NOTE 7-LONG TERM DEBT:

       Long-term debt consists of the following:

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2001            2000
                                                                                     ---------      ---------
                                                                                  (IN THOUSANDS)  (IN THOUSANDS)
9-7/8% Senior Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The
   Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, jointly and severally, by certain of Pen
   Holdings' subsidiaries (the "Guarantors"). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June
   15, 2003 at premiums to face value identified in the Indenture by and among
   Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated
   June 8, 1998 (the "Indenture"), relating to the Senior Notes.................     $  99,438      $  99,419

Note payable secured by a lien on an office building which serves as the
   Company's headquarters, with a net book value of $2,795,000 at March 31,
   2001, payable in monthly installments of $37,000 through 2016. Interest
   included in the monthly installments is a fixed rate of 8.33% ...............         3,863          3,893
                                                                                     ---------      ---------
Total long-term debt ...........................................................       103,301        103,312

Current maturities of long-term debt ...........................................      (103,301)      (103,312)
                                                                                     ---------      ---------
                                                                                     $      --      $      --
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

NOTE 8-CONTINGENCIES:

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations or cash flows.

         The Company is a guarantor of $2,600,000 of debt that the purchaser of its Pen Cotton of South Carolina operation incurred to purchase the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," "predicts" "potential," "estimates," "continues" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing Pen Holdings and its consolidated subsidiaries. Such risks include, but are not limited to the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Management also cautions readers that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward looking statements as a result of various factors, including, but not limited to, the following: (i) there can be no assurance that the Company's creditors will not accelerate the indebtedness owing by the Company due to the financial covenant defaults by the Company that have occurred and are anticipated to occur in the future; (ii) the Company's available cash may not be sufficient to fund the Company's working capital needs for an extended period of time; (iii) there can be no assurance Travelers will not execute on the Cheyenne Judgment bond causing defaults under the Credit and the Indenture and (iv) there can be no assurance that the Company will be able to divest certain of its assets, refinance any of its existing debt or renegotiate any contract in order to increase liquidity or to fund working capital requirements and repay its long term debt. Such risks and factors are described in more detail in the Company's Form 10-K for the year ended December 31, 2000 in ITEM 1 -- "Business -- Factors That May Affect Future Results" and ITEM 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, the Company believes that it controls the mineral rights to approximately 209 million tons of coal reserves. In the three months ended March 31, 2001, the Company sold approximately 1.4 million tons of coal, approximately 98.6% of which was generated from captive production, with the remainder purchased from other coal mine operators. During the three months ended March 31, 2001, approximately 67.9% of the tonnage was sold to seven long-term sales contract customers, with the remainder sold to spot market customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company. Subsequent to March 31, 2001, the Company has re-negotiated certain existing customer contracts to increase the sales prices to levels more in line with the current market prices.

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

         The Company's cost of sales is primarily composed of expenses related to coal operations and coal leasing. Cost of coal sales are principally related to (i) costs associated with production, (ii) contract mining fees, (iii) coal purchases and (iv) upriver loading charges. The Company's costs associated with production include labor, haulage, depreciation and depletion, coal preparation plant costs, coal fees and taxes, supplies, and repairs and maintenance. The Company's other cost of sales vary due to the level of contract mining production, the quantity and quality of tonnage purchased and spot market coal prices. The Company's cost of sales related to its lease operations consist primarily of depletion and administrative costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                                  THREE MONTHS ENDED
                                                                 --------------------
                                                                       MARCH 31,
                                                                  2001         2000
                                                                 ------       ------
OPERATING DATA:
Revenues ...................................................      100.0%       100.0%
Operating expenses:
   Cost of sales ...........................................      104.1         94.0
   Selling, general and administrative .....................        4.6          3.6
                                                                 ------       ------
Operating income (loss) ....................................       (8.7)         2.4

   Interest expense ........................................       10.0          5.1
   Interest income .........................................       (0.1)        (0.1)
   Litigation settlements ..................................        1.3          0.0
   Other income ............................................        0.4          0.3
                                                                 ------       ------
Income (loss) from continuing operations before
   income taxes ............................................      (20.3)        (2.9)

   Provision (benefit) for income taxes ....................       (7.4)        (1.1)
                                                                 ------       ------
Net income (loss) before income from discontinued operations      (12.9)        (1.8)

Income (loss) from discontinued operations .................        0.0         (0.1)
                                                                 ------       ------
Net loss ...................................................      (12.9)%       (1.9)%
                                                                 ======       ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Coal sales. Coal sales revenues were $34,442,000 for the three months ended March 31, 2001 compared to $37,041,000 for the three months ended March 31, 2000, a decrease of 7.0%. Coal sales volume increased to 1,368,000 tons for the three months ended March 31, 2001 from 1,367,000 tons for the three months ended March 31, 2000. The decrease in coal sales revenue resulted primarily from
(1) contract tonnage that was replaced with lower priced spot sales prior to the recent market increases and (2) a price reduction in one contract that was re-negotiated in 2000 prior to the recent market increases.

         Coal leasing. Coal leasing revenues were $1,816,000 for the three months ended March 31, 2001 compared to $1,835,000 for the three months ended March 31, 2000, a decrease of 1.0%. Production from the lessee mines which was 765,000 tons for the three months ended March 31, 2001 compared to 961,000 for the three months ended March 31, 2000, a decrease of 20.4%. Even with this significant decrease in tonnage, coal leasing revenue remained close to the level achieved for the three months ended March 31, 2000 primarily because of the increased leasing royalties resulting from the recent increase in the market price of coal.

         Other. The Company had no other revenues for the three months ended March 31, 2001 compared to $881,000 for the three months ended March 31, 2000. Other revenues for the three months ended March 31, 2000 were timber sales from the Company's Fork Creek reserves.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $36,831,000 for the three months ended March 31, 2001 compared to $36,481,000 for the three months ended March 31, 2000, an increase of 1.0%. The increase is primarily related to adverse mining conditions at the Company's Fork Creek mines.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $902,000 for the three months ended March 31, 2001 compared to $909,000 for the three months ended March 31, 2000, a decrease of 0.8%.

OTHER

         Selling, general and administrative expenses totaled $1,675,000 for the three months ended March 31, 2001 compared to $1,441,000 for the three months ended March 31, 2000, an increase of $234,000. Selling, general and administrative expenses were 4.6% and 3.6% of revenues for the three months ended March 31, 2001 and 2000, respectively. The increase primarily resulted from costs incurred in connection with service fees, investment banking fees, and related expenses arising in connection with entering into the forbearance arrangements with the Banks and Travelers.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization and other non-cash items; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $1,379,000 for the three months ended March 31, 2001 compared to $4,767,000 for the three months ended March 31, 2000, a decrease of 71%. This decrease is primarily attributable to increased mining costs.

         Interest expense totaled $3,642,000 for the three months ended March 31, 2001 compared to $2,028,000 for the three months ended March 31, 2000, an increase of $1,614,000. The increase is a result of (1) not capitalizing interest in the three months ended March 31, 2001 compared to $1,178,000 capitalized on Fork Creek development for the three months ended March 31, 2000,
(2) incurring the higher default rate of interest on the Company's revolving lines of credit, and (3) higher levels of borrowing on the Company's revolving lines of credit.

         Interest income totaled $34,000 for the three months ended March 31, 2001 compared to $33,000 for the three months ended March 31, 2000, a decrease of 3.0% or $1,000.

         The Litigation settlement expense of $453,000 for the three months ended March 31, 2001 relates to interest accrued on the Cheyenne Litigation.

         Other expense of $148,000 for the three months ended March 31, 2001 compared to other expense of $128,000 for the three months ended March 31, 2000. Other expense for the three months ended March 31, 2001 was primarily related to depreciation on idled facilities and equipment. Other expense for the three months ended March 31, 2000 was primarily related to the Company's share of the loss from its one-third partnership interest in International Marine Terminals
(IMT).

         Income taxes were a benefit of $2,697,000 for the three months ended March 31, 2001 compared to a benefit of $456,000 for the three months ended March 31, 2000, an increase of $2,241,000. The decrease in the effective rate from 38% in the three months ended March 31, 2000 to 37% for the three months ended March 31, 2001 results primarily from a decrease in statutory tax depletion for the three months ended March 31, 2001.

         The Company had a net loss of $4,662,000 for the three months ended March 31, 2001 compared to a net loss of $762,000 for the three months ended March 31, 2000. The decrease resulted primarily from increased costs of coal production.

INFLATION

         Inflation has not had a significant effect on the Company's business; however, the Company's revenues and costs have been and are expected to continue to be affected by fluctuations in coal market prices and diesel fuel costs.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1998, Pen Holdings issued the Senior Notes (the "Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. At March 31, 2001, the Company had total indebtedness including capital leases, revolving credit loans, and current maturities of $154,648,000. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates;
(iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provides for aggregate borrowings of up to $40,000,000 in principal. Interest rates on the revolving loans under the Credit Facility are based, at the Company's option, on a grid spread to LIBOR (as defined therein) or the Prime Rate (as defined therein). At March 31, 2001, the Company's grid spread was 4.75% above LIBOR and 3.75% above Prime Rate. At March 31, 2001, the Credit Facility had a borrowing of $38,671,000 and a standby letter of credit commitment of $360,000. Borrowings bear interest at a variable rate based on either LIBOR (an effective rate of 10.34% at March 31, 2001), or the Prime Rate (an effective rate of 11.75% at March 31, 2001). The Credit Facility matures, subject to extensions requested by the Company at the discretion of the lenders, five years after the closing date which occurred simultaneously with the closing of the Offering. The Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments. See Note 1.

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

         For the quarter ended March 31, 2001, the Company made capital expenditures of $5,759,000. Capital expenditures were primarily related to the Fork Creek development. The Fork Creek infrastructure was completed in September, 2000 and the Company began shipping coal from that location at that time. Management believes the level of tonnage shipped from Fork Creek will continue to increase.

         As a result of the outcome of the Cheyenne Litigation, Pen Holdings entered into the Bank Forbearance Agreement and the Tri-Party Forbearance Agreement. (See PART II, ITEM 1, "LEGAL PROCEEDINGS"). Additionally, the Company encountered unfavorable mining conditions during much of 2000. The combination of these factors has placed severe limitations on the Company's ability to obtain sufficient sources of liquidity to fund its capital expenditures and its working capital needs.

         Although the Company has obtained forbearance under the Credit Facility with respect to certain potential defaults or events of default occurring and a forbearance agreement with Travelers, such forbearance terminates on May 31, 2001. If the Bank Forbearance Agreement and the Tri-Party Forbearance Agreement are not extended, the Company would not be in compliance with certain financial and other covenants under the Credit Facility permitting the Banks to accelerate the indebtedness owing under the Credit Facility. The Company lacks the funds to repay the Banks upon an acceleration of the Credit Facility which would in turn cause defaults under other agreements of the Company including the Indenture and Notes. The Banks hold liens on substantially all of the Company's assets and could seek to enforce those liens upon acceleration of the indebtedness owing under the Credit Facility. Additionally, once the Forbearance Period has expired, Travelers can then take action to execute on the Cheyenne Judgment against assets of the Company unless the Company pays the judgment. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond.

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

         Additionally, given the Company's current liquidity position, management cannot anticipate how the Company's customers, other creditors, service providers or vendors may react to its current financial position. There can be no assurance that the Company will be able to continue to enter into transactions and receive supplies and services required for its business from its vendors and suppliers. Also, it is difficult to determine how the Company's customers or other creditors may treat the Company given its current liquidity position. The inability of the Company to engage vendors and suppliers on customary terms, or at all, would have a materially adverse effect on the Company's financial position and liquidity.

         Net cash used by operating activities was $530,000 for the three months ended March 31, 2001 compared to net cash generated by operating activities of $1,903,000 for the three months ended March 31, 2000. The $2,433,000 decrease in cash flow from operating activities is primarily related to increased mining costs at the Company's mining operations for the three months ended March 31, 2001.

         Net cash used by investing activities was $5,214,000 for the three months ended March 31, 2001 compared to $11,247,000 for the three months ended March 31, 2000. The $6,033,000 decrease is primarily the result of fewer capital expenditures at Fork Creek during the three months ended March 31, 2001 than during Fork Creek's development phase including the three months ended March 31, 2000.

         Net cash provided by financing activities of $5,664,000 for the three months ended March 31, 2001 reflects a decrease of $3,164,000 over $8,828,000 used in the three months ended March 31, 2000. The decrease in net cash provided by financing activities resulted primarily from decreased net borrowings under the Company's revolving line of credit.

         The Company issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $8,649,000 (which is net of a $1,588,000 reduction and a $3,413,000 reduction for settlement of the Company's tax matters in 1999 and 1998, respectively) plus accrued dividends of $10,920,000 will be due in January 2006. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

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

         The Company informed its senior lenders of the event and continues to seek necessary extensions of forbearance under the Credit Facility and with Travelers, the Cheyenne Judgment bondholder. There can be no assurance that any necessary forbearance period will be extended. In the event that the Company's senior lenders do not grant the necessary extension, do not permit the Company to borrow under the Credit Facility, or seek to accelerate the indebtedness under the facility, this will materially and adversely impact the liquidity and financial position of the Company (See ITEM 2, "Management's Discussion And Analysis Of Operations--Liquidity and Capital Resources". Additionally, once the Forbearance Period has expired, Travelers then can take actions to execute on the Cheyenne Judgment bond. Currently, the Company has no available source of funds to pay the total amount due under the judgment bond.

         The Company previously had filed suit against Tredegar Industries for any judgment the Company may have to pay with regard to the Cheyenne Litigation. Tredegar Industries was the owner of Elk Horn Coal when part of the events that gave rise to the Cheyenne Litigation occurred. The Company is pursuing this litigation, however, this case is in its preliminary stages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

8-K filed on February 26, 2001 relating to events occurring on or after February 16, 2001.

8-K filed on March 20, 2001 relating to events occurring on or after March 15, 2001.


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated May 30, 2001

                                    PEN HOLDINGS, INC.



                                    By: /s/: WILLIAM E. BECKNER
                                        William E. Beckner
                                        President and Chief Executive Officer


                                    By: /s/: MARK A. OLDHAM
                                        Mark A. Oldham
                                        Senior Vice President, Secretary,
                                        Treasurer and Chief Financial Officer