Form 10-Q
period 2001-06-30
PEN HOLDINGS INC
filed 2001-08-14
CIK 1067331

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  JUNE 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ] N/A

Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: As of August 14, 2001: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares.

                               PEN HOLDINGS, INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements
   Consolidated Balance Sheet - June 30, 2001 (unaudited) and December 31, 2000                           1
   Consolidated Statement of Income - Three Months Ended June 30, 2001 and 2000
     and Six Months Ended June 30, 2001 and 2000 (unaudited)                                              2
   Consolidated Statement of Changes In Shareholders' Equity                                              3
   Consolidated Statement of Cash Flows - Six Months Ended June 30, 2001 and 2000 (unaudited)             4
   Notes to Consolidated Financial Statements                                                             5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                                               15
Item 2.  Changes in Securities and Use of Proceeds                                                       15
Item 3.  Defaults Upon Senior Securities                                                                 15
Item 4.  Submission of Matters to a Vote of Security Holders                                             15
Item 5.  Other Information                                                                               15
Item 6.  Exhibits and Reports on Form 8-K                                                                15

Signatures                                                                                               16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PEN HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                                         JUNE 30,     DECEMBER 31,
                                                                                                           2001          2000
                                                                                                         --------     ------------
                                                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................................................       $     97       $    178
  Accounts receivable (net of allowance for doubtful accounts of $579 and $605, respectively) ....         20,527         14,253
  Inventories ....................................................................................          3,271          3,004
  Deferred income taxes ..........................................................................          4,739          4,739
  Refundable income taxes ........................................................................             --          3,015
  Other assets ...................................................................................          2,610          2,886
                                                                                                         --------       --------
   Total current assets ..........................................................................         31,244         28,075

Investment in unconsolidated affiliated companies ................................................          9,694          3,046
Coal reserves and mine development costs, net ....................................................        134,445        151,845
Property, plant and equipment, net ...............................................................         82,318         85,771
Long-term investments ............................................................................          9,842         16,960
Other assets .....................................................................................         11,532          6,281
                                                                                                         --------       --------

                                                                                                         $279,075       $291,978
                                                                                                         ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit loans .........................................................................       $     --       $ 31,936
  Current maturities of long-term debt ...........................................................          1,128        103,312
  Current maturities of capital leases ...........................................................          5,179         13,717
  Accounts payable ...............................................................................         10,766         12,224
  Accrued liabilities ............................................................................          9,078         20,985
  Income taxes payable ...........................................................................            192             --
  Deferred gain ..................................................................................            476             --
                                                                                                         --------       --------
   Total current liabilities .....................................................................         26,819        182,174

Revolving credit loans ...........................................................................              4             --
Long-term debt ...................................................................................        131,663             --
Long-term capital leases .........................................................................          6,641             --
Deferred income taxes ............................................................................         48,579         51,780
Long-term deferred gain ..........................................................................         12,557             --
Other liabilities ................................................................................          5,504          5,404
                                                                                                         --------       --------
   Total liabilities .............................................................................        231,767        239,358
                                                                                                         --------       --------

Mandatorily redeemable preferred stock ...........................................................         14,656         14,110

Shareholders' equity:
   Class I common stock ..........................................................................             43             43
   Class II common stock .........................................................................              2              2
   Additional paid-in capital ....................................................................             19             19
   Retained earnings .............................................................................         32,588         38,446
                                                                                                         --------       --------
   Total shareholders' equity ....................................................................         32,652         38,510
                                                                                                         --------       --------

                                                                                                         $279,075       $291,978
                                                                                                         ========       ========

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)

                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      JUNE 30,                 JUNE 30,
                                                                               ---------------------     ---------------------
                                                                                 2001         2000         2001         2000
                                                                               --------     --------     --------     --------
                                                                                    (UNAUDITED)               (UNAUDITED)
Revenues ..................................................................    $ 42,520     $ 37,750     $ 78,778     $ 77,507
Operating expenses:
   Cost of sales ..........................................................      41,352       35,070       79,085       72,460
   Selling, general and administrative ....................................       2,267        1,598        3,942        3,039
                                                                               --------     --------     --------     --------
Operating income (loss) ...................................................      (1,099)       1,082       (4,249)       2,008

Other (income) expense:
   Interest expense .......................................................       4,073        2,008        7,715        4,036
   Interest income ........................................................         (32)        (355)         (66)        (388)
   Litigation settlement ..................................................         361           --          814           --
   Other (income) expense .................................................      (4,675)         802       (4,527)         930
                                                                               --------     --------     --------     --------

Loss from continuing operations before income taxes .......................        (826)      (1,373)      (8,185)      (2,570)
Provision (benefit) for income taxes ......................................        (287)        (709)      (2,984)      (1,165)
                                                                               --------     --------     --------     --------

Net loss before results of discontinued operations ........................        (539)        (952)      (5,201)      (1,693)

Income from discontinued operations, net of tax ...........................          --          563           --          542
                                                                               --------     --------     --------     --------

Net loss before extraordinary items and change in accounting principle ....        (539)        (101)      (5,201)        (863)

Extraordinary item - loss related to early retirement of debt, less
applicable income tax of $57 ..............................................        (111)          --         (111)          --
                                                                               --------     --------     --------     --------

Loss before change in accounting principle ................................        (650)        (101)      (5,312)        (863)

Change in accounting principle, net of tax ................................          --        1,026           --        1,026
                                                                               --------     --------     --------     --------

Net income (loss) .........................................................        (650)         925       (5,312)         163
Accretion of mandatorily redeemable preferred stock .......................         273          278          546          546
                                                                               --------     --------     --------     --------
Net income (loss) available to common shareholders ........................    $   (923)    $    647     $ (5,858)    $   (383)
                                                                               ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                                  CLASS I               CLASS II
                                                COMMON STOCK           COMMON STOCK      ADDITIONAL
                                          ---------------------    --------------------    PAID-IN     RETAINED
                                           SHARES       AMOUNTS     SHARES     AMOUNTS     CAPITAL      EARNINGS       TOTAL
                                          ---------     -------     -------    --------  -----------   ---------      -------
Balance at December 31, 2000 ......       4,290,000       $43       177,550       $2          $19         $38,446     $38,510

Accretion of redeemable
preferred stock (unaudited) .......                                                                          (546)       (546)
Net income (loss) (unaudited) .....                                                                        (5,312)     (5,312)
                                          ---------       ---       -------       --          ---         -------     -------

Balance at June 30, 2001
   (unaudited) ....................       4,290,000       $43       177,550       $2          $19         $32,588     $32,652
                                          =========       ===       =======       ==          ===         =======     =======

The accompanying notes are an integral part of these financial statements.

                               PEN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                            SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                         ------------------------
                                                                                                                        RESTATED
                                                                                                           2001           2000
                                                                                                         --------       ---------
                                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................................................     $ (5,312)      $    163
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Depreciation, depletion and amortization ......................................................        9,982          7,968
     Equity in net losses of affiliates ............................................................          359            775
     Deferred income taxes .........................................................................       (3,201)          (161)
     Loss on sale of investment ....................................................................           --           (856)
     (Gain)/loss on sale of equipment ..............................................................       (3,215)            72
     Extraordinary loss on debt refinancing, net of tax ............................................          111             --
     Interest income on long-term investments ......................................................         (429)          (647)
                                                                                                         --------       --------

Cash generated (used) by operations, before changes in assets and liabilities ......................       (1,705)         7,314

Changes in assets and liabilities, net of effects from dispositions:
     Accounts receivable ...........................................................................       (6,274)          (641)
     Inventories ...................................................................................         (267)        (1,210)
     Accounts payable and accrued expenses .........................................................      (12,640)           747
     Other .........................................................................................       (3,109)          (778)
                                                                                                         --------       --------

     Net cash provided (used) by operating activities ..............................................      (23,995)         5,432
                                                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................................       (8,236)       (12,484)
  Proceeds from sale of equipment ..................................................................        3,354             46
  Proceeds from sale of reserves ...................................................................       33,000             --
  Proceeds from sale of investment .................................................................           --          2,900
  Investments in affiliated companies ..............................................................       (7,117)          (600)
  Escrowed funds ...................................................................................        7,547             --
                                                                                                         --------       --------

  Net cash provided (used) by investing activities .................................................       28,548        (10,138)
                                                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt .........................................................       29,500             --
  Repayment of long-term debt ......................................................................          (60)           (55)
  Repayment of capital leases ......................................................................       (2,142)          (991)
  Net borrowings (payments) under line of credit agreements and current notes payable ..............      (31,932)         5,245
                                                                                                         --------       --------

  Net cash (used for) provided by financing activities .............................................       (4,634)         4,199
                                                                                                         --------       --------

  Net decrease in cash .............................................................................          (81)          (507)

  Cash and cash equivalents at beginning of period .................................................          178            599
                                                                                                         --------       --------

  Cash and cash equivalents at end of period .......................................................     $     97       $     92
                                                                                                         ========       ========

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest ......................................................................................     $  7,709       $  6,670
     Income taxes ..................................................................................           --             --

Supplemental disclosure of non-cash transactions:
  In the six months ended June 30, 2001 and June 30, 2000, the Company financed through capital lease transactions
  $244,000 and $14,049,000 of equipment.

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

         On June 4, 2001, The Elk Horn Coal Corporation, a wholly owned subsidiary of Pen Holdings ("Elk Horn") sold the coal and related real estate interests, rights and other assets commonly referred to as the "Fork Creek Properties," to an unrelated party for an aggregate sales price of $33,000,000 in cash. The Company has acquired the right to mine the property subject to one of Pen Holdings' subsidiaries paying specified royalties which will be paid on each ton of Fork Creek coal mined and sold. The gain of $13,058,000 on this sale was recorded as deferred gain on the balance sheet and will be recognized as other income based on the tons mined as a percentage of total estimated recoverable tons from the property.

         In addition, the Company entered into the Second Amended and Restated Credit Agreement, dated as of May 31, 2001 (the "Amended Credit Agreement"), by and among Pen Holdings and certain financial institutions party thereto (the "Lenders"). The Amended Credit Agreement provides for (a) revolving loans the aggregate outstanding principal amount of which shall not exceed $15,000,000 at any one time, and (b) term loans in an aggregate principal amount of up to $32,000,000 of which $29,500,000 has been advanced and the remaining portion is subject to meeting certain borrowing base criteria, all on the terms and conditions of the Amended Credit Agreement. The Lenders are the successor to the former lenders under the Amended Credit Agreement. The Lenders have taken assignment to, and the assumption of, all of the rights and obligations of the prior lenders under the Amended Credit Agreement and the assignment to the agents, for the ratable benefit of the Lenders, of all rights of the prior agent under the Amended Credit Agreement and related loan documents in the collateral securing the indebtedness. As a result of entering into the Amended Credit Agreement, the outstanding indebtedness was converted into revolving loans and term loans under and subject to the terms and conditions of the Amended Credit Agreement. The Lenders have guarantees from each of the subsidiaries of Pen Holdings and have security interests and mortgages on substantially all of Pen Holdings' and its subsidiaries' properties to secure obligations under the Amended Credit Agreement.

         On February 16, 2001, Pen Holdings announced that the Supreme Court of Kentucky decided to not review a February 25, 2000 two-to-one split decision of the Commonwealth of Kentucky Court of Appeals upholding a September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively, "Cheyenne"). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus prejudgment interest of approximately $5 million). This lawsuit (the "Cheyenne Litigation") was brought against Elk Horn on a case relating to a coal lease that was entered into by Elk Horn prior to the Company's purchase of Elk Horn. The Supreme Court of Kentucky decision not to review the lower court decision rendered the judgment final and non-appealable. As of June 4, 2001, Elk Horn fully satisfied the judgment held by an affiliate of Travelers Casualty and Surety Company of America ("Travelers") which Travelers had held when it paid the appeal bond it issued in connection with the Cheyenne Litigation.

         During the three months ended June 30, 2000, the Company recorded a receivable for Black Lung Excise Tax payments on export shipments for the periods 1995 through 1999. This tax has been declared to be unconstitutional by the United States Supreme Court and the Internal Revenue Service is preparing to process refund claims for tax periods not closed by the three year statute of limitations. The refund totals $1,504,000 and was credited to cost of sales in the three months ended June 30, 2000. During the three months ended June 30, 2001, the Supreme Court ruled in favor of another coal company by allowing a previous decision enabling companies to apply for six years of back tax refunds rather than the three years' refund that the Justice Department had been seeking. Therefore, in the three months ended June 30, 2001, the Company recorded an additional receivable for Black Lung Excise Tax payments made in 1994 and 1995. The refund totals $898,000 and was credited to costs of sales in the three months ended June 30, 2001. In the three months ended June 30, 2001, the Company also recorded a receivable of $570,000 relating to expected refunds of Harbor Maintenance Fees which it paid on export shipments from 1987 through 1993. This fee had previously been declared unconstitutional and the Company had previously collected refunds for the periods 1994 through 1999. The U.S. Customs Service recently issued final regulations relating to the processing of the refund claims for these earlier years.

         At December 31, 2000, prior to the reserve sale and refinancing, all of the Company's debt had been classified as current due to events of potential defaults that existed at the balance sheet date under the Company's then current Amended Credit Agreement. Since these defaults have been cured by the events described above, the Company's debt as of June 30, 2001 has been re-classified.

DISPOSAL OF A BUSINESS SEGMENT - DISCONTINUED OPERATIONS

         In June 2000, the Company sold the stock of Pen Cotton Company of South Carolina, a wholly-owned subsidiary engaged in cotton ginning and warehousing in South Carolina. The sales price was $2,900,000 paid in cash at closing. Pen Holdings is a guarantor of the debt that the buyer incurred to purchase the business. The gain resulting from the sale of approximately $848,000 (less applicable taxes of $288,000) is included in Income from discontinued operations. As a result of this sale the Company has discontinued its cotton operations.

         For the three months and six months ended June 30, 2000, results of operations of Pen Cotton Company of South Carolina produced income of $5,000 (less applicable taxes of $2,000) and a loss of $27,000 (less applicable tax credits of $9,000), respectively.

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

CHANGE IN ACCOUNTING PRINCIPLE

         During the six months ended June 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a relatively even mix of operations in underground mining and surface mining. However, the Company started two new underground mines in 2000. The underground mining process requires a large amount of mining supplies and supply parts inventory. The anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company's production in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,137,000 cumulative effect of the change on prior years (after reduction for income taxes of $586,000) is included in income of the three and six months ended June 30, 2000. The supplies inventory balance at December 31, 1999 was $1,723,000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods.

INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000, which are included in the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 30, 2001. The results of operations for the three or six month periods are not necessarily indicative of results for the full year. Certain prior year amounts have been re-classified for comparative purposes.

         In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company's financial position as of June 30, 2001, its results of operations for three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

NOTE 3-INVENTORIES:

         Inventories consist of the following (in thousands):

                                              JUNE 30,        DECEMBER 31,
                                               2001               2000
                                              -------         ------------
               Coal ...............           $ 1,997           $ 1,604
               Supplies ...........             1,274             1,400
                                              -------           -------
                                              $ 3,271           $ 3,004
                                              =======           =======

         See Note 2 for change in accounting principle related to supplies inventory.

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

         Coal reserves and mine development costs consist of the following (in thousands):

                                                              JUNE 30,           DECEMBER 31,
                                                                2001                 2000
                                                             ----------          ------------
               Coal reserves .....................           $  138,872           $  153,967
               Other  mine development costs .....               31,999               31,625
                                                             ----------           ----------
                                                                170,871              185,592
               Accumulated depletion .............              (36,426)             (33,747)
                                                             ----------           ----------
                                                             $  134,445           $  151,845
                                                             ==========           ==========

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                              JUNE 30,           DECEMBER 31,
                                                                2001                 2000
                                                             ----------          ------------
               Machinery and equipment ...........           $   99,070           $   99,160
               River terminals ...................               12,132               11,633
               Buildings .........................                8,396                8,135
               Coal preparation plant ............               21,625               20,042
               Other .............................                3,249                3,713
                                                             ----------           ----------
                                                                144,472              142,683
               Accumulated depreciation ..........              (62,154)             (56,912)
                                                             ----------           ----------
                                                             $   82,318           $   85,771
                                                             ==========           ==========

NOTE 6-REVOLVING LINES OF CREDIT:

         Effective May 31, 2001 the Company entered into the Amended Credit Agreement. Under the original credit facility, the Company had a principal borrowing limit of $40,000,000. The amended credit facility provides up to $32,000,000 in term loans and a maximum revolving line of credit of $15,000,000. The Amended Credit Agreement expires in June 2003. Availability under the line of credit in the Amended Credit Agreement is based on a formula of eligible accounts receivable and eligible inventory not to exceed $15,000,000. Borrowings bear interest at a variable rate based upon a stated reference rate (an effective rate of 8.50% at June 30, 2001). The revolving line of credit had an amount outstanding of $4,000 and $31,936,000 at June 30, 2001 and December 31, 2000 respectively. Additionally, $4,360,000 was committed for outstanding letters of credit at December 31, 2000. The Amended Credit Agreement contains financial and operational covenants.

NOTE 7-LONG TERM DEBT:

         Long-term debt consists of the following:

                                                                                                  JUNE 30,       DECEMBER 31,
                                                                                                    2001             2000
                                                                                               --------------   --------------
                                                                                               (IN THOUSANDS)   (IN THOUSANDS)
Senior 9-7/8% Notes (the "Senior Notes") due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior
         Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior
         Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are unconditionally guaranteed (the "Guarantees") on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen
         Holdings' subsidiaries (the "Guarantors"). The Guarantees rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The
         Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at premiums to face value identified in the Indenture by and among Pen Holdings, the
         Guarantors, and The Bank of New York, as Trustee, dated June 8, 1998
         (the "Indenture"), relating to the Senior Notes.................................          $ 99,458          $ 99,419

Term debt secured by certain of the Company's assets with a net book value of
         $175,917,000 at June 30, 2001. Effective May 31, the Company entered into the Amended Credit Agreement, which provides for term loans up to
         $32,000,000 of which $29,500,000 has been advanced as of June 30, 2001, the remainder is contingent upon a updated appraisal of collateral assets. The Amended Credit Agreement provides for monthly interest payments based upon a stated reference rate plus the applicable margin
         (10.25% as of June 30, 2001) and principle reductions of $500,000 in
         February and May of 2002 and $1,000,000 in August and November 2002 and
         in February 2003 with the balance due by May 31, 2003...........................            29,500

Notes payable secured by a lien on an office building which serves as the
         Company's headquarters, with a net book value of $2,741,000 at June 30,
         2001, payable in monthly installments of $37,000 through 2016. Interest
         included in the monthly installments is a fixed rate of 8.33%...................             3,833             3,893
                                                                                                -----------         ---------

Total long-term debt....................................................................            132,791            103,312

Current maturities of long-term debt....................................................             (1,128)          (103,312)
                                                                                                -----------         ----------
                                                                                                $   131,663         $       --
                                                                                                ===========         ==========

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

NOTE 8- CONTINGENCIES:

         There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company's financial position or results of operations or cash flows.

         The Company is a guarantor of $2,429,000 of debt that the purchaser of Pen Cotton of South Carolina, Inc. incurred in connection with the purchase transaction. The Company is a guarantor of $81,000 of debt that its partner in Camden Hardwood Company used for its investment. This partnership is reflected as part of the discontinued operations. Both of the loans for which the Company is a guarantor are performing according to their terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the Company's reliance on long-term sales contracts, the Company's reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in Pen Holdings' Annual Report on Form 10-K for the year ended December 31, 2000, filed with the U.S. Securities and Exchange Commission on April 30, 2001. See "ITEM 1. BUSINESS-RISK FACTORS". Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

GENERAL

         The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, management believes it controls the mineral rights to approximately 201 million tons of coal reserves, of which management believes 52% is owned in fee. On June 4, 2001, Elk Horn, a wholly owned subsidiary of Pen Holdings sold the coal and related real estate interests, rights and other assets commonly referred to as the "Fork Creek Properties," to an unrelated party for an aggregate sales price of $33,000,000 in cash. The Company has acquired the right to mine the property subject to one of Pen Holdings' subsidiaries paying specified royalties which will be paid on each ton of Fork Creek coal mined and sold. In the three and six months ended June 30, 2001, the Company sold approximately 1,507,000 and 2,874,000 tons of coal, respectively, approximately 98.9% and 98.7% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and six months ended June 30, 2001, approximately 72.8% and 72.2% respectively of the tonnage was sold to eight long-term sales contract customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company.

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

         The Company's cost of sales is primarily composed of expenses related to coal operations and coal leasing. Cost of coal sales are principally related to (i) costs associated with production, (ii) contract mining fees, (iii) coal purchases, (iv) royalties and (v) upriver loading charges. The Company's costs associated with production include labor, haulage, depreciation and depletion, coal preparation plant costs, coal fees and taxes, supplies, and repairs and maintenance. The Company's other costs of sales vary due to the level of contract mining production, the quantity and quality of tonnage purchased, tons mined on leased land and spot market coal prices. The Company's costs of sales related to its lease operations consist primarily of depletion and administrative costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues.

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                         --------------------        --------------------
                                                                          2001          2000          2001          2000
                                                                         ------        ------        ------        ------
Revenues                                                                  100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Cost of sales                                                           97.3          92.9         100.4          93.5
   Selling, general and administrative                                      5.3           4.2           5.0           3.9
                                                                         ------        ------        ------        ------
Operating income (loss)                                                    (2.6)          2.9          (5.4)          2.6

Other (income) expense:
   Interest expense                                                         9.5           5.3           9.7           5.2
   Interest income                                                          0.0          (0.9)          0.0          (0.5)
   Litigation settlement                                                    0.8           0.0           1.0           0.0
Other (income) expense                                                    (11.0)          2.1          (5.7)          1.2
                                                                         ------        ------        ------        ------
Loss from continuing operations before income taxes                        (1.9)         (3.6)        (10.4)         (3.3)

Provision (benefit) for income taxes                                       (0.7)         (1.9)         (3.8)         (1.5)
                                                                         ------        ------        ------        ------

Net loss before results of discontinued operations                         (1.2)         (1.7)         (6.6)         (1.8)

Income from discontinued operations, net of tax                             0.0           1.5           0.0           0.7
                                                                         ------        ------        ------        ------

Net loss before extraordinary items and change in accounting principle     (1.2)         (0.2)         (6.6)         (1.1)

Extraordinary loss, net of tax                                             (0.3)          0.0          (0.1)          0.0
                                                                         ------        ------        ------        ------

Income (loss) before change in accounting principle                        (1.5)         (0.2)          6.7          (1.1)

Change in accounting principle, net of tax                                  0.0           2.7           0.0           1.3
                                                                         ------        ------        ------        ------

Net income (loss)                                                          (1.5)%         2.5%         (6.7)%         0.2%
                                                                         ======        ======        ======        ======

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

REVENUES

         Coal sales. Coal sales revenues were $40,762,000 for the three months ended June 30, 2001 compared to $35,096,000 for the three months ended June 30, 2000, an increase of 16.1%. The increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume increased to 1,507,000 tons for the three months ended June 30, 2001 from 1,364,000 tons for the three months ended June 30, 2000, an increase of 10.5%. The increase in coal sales revenues is primarily attributable to the additional volume generated by the Fork Creek development, which began coal shipments in September 2000. Shipments from Fork Creek were 456,000 tons in the three months ended June 30, 2001. Additionally, improved market conditions have contributed to increased coal sales revenues.

         Coal leasing. Coal leasing revenues were $1,758,000 for the three months ended June 30, 2001 compared to $2,047,000 for the three months ended June 30, 2000, a decrease of 14.1%. The decrease is primarily attributable to a decrease in the volume of production from lessees. Production from lessees' mining operations was 590,000 tons for the three months ended June 30, 2001 compared to 985,000 for the three months ended June 30, 2000, a decrease of 40.1%. This decrease is primarily attributable to the sale of a mineral tract which had previously been leased. This sale, which was consummated in April, 2001, generated approximately $3,000,000 in cash. Lessee production for the three months ended June 30, 2000 for the property which was sold totaled 112,000 tons.

         Other. The Company had no other revenues for the three months ended June 30, 2001 compared to $607,000 for the three months ended June 30, 2000. Other revenues for the three months ended June 30, 2000 primarily include timber sales.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $40,435,000 for the three months ended June 30, 2001 compared to $33,919,000 for the three months ended June 30, 2000, an increase of 19.2% during a period in which tons sold increased 10.5%. The increase resulted primarily from higher than expected costs at the Company's Fork Creek mines, which are due primarily from adverse initial mining conditions and development issues at the Fork Creek mines. The development issues were created because of a highly competitive labor market and the inability to fund planned capital expenditures due to a lack of liquidity prior to the refinancing.

         During the three months ended June 30, 2000, the Company recorded a receivable for Black Lung Excise Tax payments on export shipments for the periods 1995 through 1999. This tax has been declared to be unconstitutional by the United States Supreme Court and the Internal Revenue Service is preparing to process refund claims for tax periods not closed by the three year statute of limitations. The refund totals $1,504,000 and was credited to cost of sales in the three months ended June 30, 2000. During the three months ended June 30, 2001, the Supreme Court ruled in favor of another coal company by allowing a previous decision enabling companies to apply for six years of back tax refunds rather than the three years' refund that the Justice Department had been seeking. Therefore, in the three months ended June 30, 2001, the Company recorded an additional receivable for Black Lung Excise Tax payments made in 1994 and 1995. The refund totals $898,000 and was credited to costs of sales in the three months ended June 30, 2001. In the three months ended June 30, 2001, the Company also recorded a receivable of $570,000 relating to expected refunds of Harbor Maintenance Fees which it paid on export shipments from 1987 through 1993. This fee had previously been declared unconstitutional and the Company had previously collected refunds for the periods 1994 through 1999. The U.S. Customs Service recently issued final regulations relating to the processing of the refund claims for these earlier years.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $917,000 for the three months ended June 30, 2001 compared to $1,151,000 for the three months ended June 30, 2000, a decrease of 20.3%. The decrease primarily resulted from a decrease in the volume of coal mined by lessees.

OTHER

         Selling, general and administrative expenses totaled $2,267,000 for the three months ended June 30, 2001 compared to $1,598,000 for the three months ended June 30, 2000, an increase of 41.9%. Selling, general and administrative expenses were 5.3% and 4.2% of revenues for the three months ended June 30, 2001 and 2000, respectively. The increase primarily results from increased professional fees.

         As a result, EBITDA ("EBITDA" as defined to mean operating income plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $3,791,000 for the three months ended June 30, 2001 compared to $5,027,000 for the three months ended June 30, 2000, a decrease of 24.6%. This decrease is primarily attributable to increased mining costs at the Company's operations.

         Interest expense totaled $4,073,000 for the three months ended June 30, 2001 compared to $2,008,000 for the three months ended June 30, 2000, an increase of 102.8%. This increase primarily resulted from increased line of credit borrowings and no capitalization of interest related to the Fork Creek development for the three months ended June 30, 2001.

         Interest income totaled $32,000 for the three months ended June 30, 2001 compared to $355,000 for the three months ended June 30, 2000 a decrease of 91.0%. Interest income for the three months ended June 30, 2000 primarily related to Black Lung Excise Tax refunds that were recognized in that period.

         The litigation settlement expense of $361,000 for the three months ended June 30, 2001 relates to interest accrued on the Cheyenne Litigation. The amounts owed by Elk Horn as a result of this litigation were paid in full on June 4, 2001.

         Other (income) expense was other income of $4,675,000 for the three months ended June 30, 2001 compared to other expense of $802,000 for the three months ended June 30, 2000. Other income for the three months ended June 30, 2001 was primarily due to gains on sale of coal reserves and mineral rights. Other expense for the three months ended June 30, 2000 was primarily due to the Company's share of the loss from its one-third partnership interest in International Marine Terminals ("IMT"), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River.

         Income taxes were a benefit of $287,000 for the three months ended June 30, 2001 compared to a benefit of $421,000 for the three months ended June 30, 2000, a decrease of 31.8%. The decrease is a result of lower loss in the three months ended June 30, 2001 than in the three months ended June 30, 2000. The increase in the effective tax rate from 30.7% for the three months ended June 30, 2000 to 34.7% for the three months ended June 30, 2001 results primarily from the favorable impact of the amount of tax over book depletion expense in relation to the amount of pre-tax income.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

         Coal sales. Coal sales revenues were $75,201,000 for the six months ended June 30, 2001 compared to $72,137,000 for the six months ended June 30, 2000, an increase of 4.2%. This increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume was 2,875,000 tons for the six months ended June 30, 2001 compared to 2,731,000 tons for the six months ended June 30, 2000, an increase of 5.3%. The increased volume is primarily attributable to additional tonnage from the Company's Fork Creek mines which began coal shipments in September 2000, offset by reduced sale of coal purchased from other coal producers. Shipments from Fork Creek were 788,000 tons in the six months ended June 30, 2001.

         Coal leasing. Coal leasing revenues were $3,575,000 for the six months ended June 30, 2001 compared to $3,873,000 for the six months ended June 30, 2000, a decrease of 7.7%. The decrease is primarily attributable to a decrease in the volume of production from lessees, which is primarily attributable to the sale of a mineral tract which had previously been leased. Production from the Company's lessees was 1,354,000 tons for the six months ended June 30, 2001 compared to 1,946,000 for the six months ended June 30, 2000, a decrease of 30.4%. A greatly improved coal sales market has increased the revenues generated per ton of coal leased as the royalties are based on the lessors' revenues.

         Other. The Company had no other revenues for the six months ended June 30, 2001 compared to $1,497,000 for the six months ended June 30, 2000. Other revenues primarily include revenues from timber sales for the six months ended June 30, 2000.

COST OF SALES

         Cost of sales-Coal sales. Cost of coal sales totaled $77,005,000 for the six months ended June 30, 2001 compared to $70,338,000 for the six months ended June 30, 2000, an increase of 9.5%, while tons sold increased 5.3%. The increase resulted primarily from higher than expected costs at the Company's Fork Creek mines, which are due primarily from adverse initial mining conditions and development issues at the Fork Creek mines. The development issues were created because of a highly competitive labor market and the inability to fund planned capital expenditures due to a lack of liquidity prior to the refinancing.

         Cost of sales-Leasing. Cost of coal lease revenues totaled $2,080,000 for the six months ended June 30, 2001 compared to $2,122,000 for the six months ended June 30, 2000, a decrease of 2.0%. The decrease primarily resulted from a decrease in the volume of coal mined by lessees.

OTHER

         Selling, general and administrative expenses totaled $3,942,000 for the six months ended June 30, 2001 compared to $3,039,000 for the six months ended June 30, 2000, an increase of 29.7%. Selling, general, and administrative expenses were 5.0% of revenues for the six months ended June 30, 2001 and 3.9% of revenues for the six months ended June 30, 2000. The increase primarily results from increased professional fees.

         As a result, EBITDA totaled $5,170,000 for the six months ended June 30, 2001 compared to $9,794,000 for the six months ended June 30, 2000, a decrease of 47.2%. This decrease is primarily attributable to increased mining costs at the Company's operations.

         Interest expense totaled $7,715,000 for the six months ended June 30, 2001 compared to $4,036,000 for the six months ended June 30, 2000, an increase of 83.0%. This increase primarily resulted from increased line of credit borrowing for the six months ended June 30, 2001.

         Interest income totaled $66,000 for the six months ended June 30, 2001 compared to $388,000 for the six months ended June 30, 2000, a decrease of 92.8%. Interest income for the six months ended June 30, 2000 primarily related to Black Lung Excise Tax refunds that were recognized in that period.

         The Litigation settlement expense of $814,000 for the six months ended June 30, 2001 relates to interest accrued on the Cheyenne Litigation.

         Other (income) expense was other income of $4,527,000 for the six months ended June 30, 2001 compared to $930,000 of expense for the six months ended June 30, 2000. Other income for the six months ended June 30, 2001 was primarily due to gains on sale of coal reserves and mineral rights. Other expense for the six months ended June 30, 2000 was primarily due to the Company's share of the loss from its one-third partnership interest in IMT.

         Income taxes were a benefit of $2,984,000 for the six months ended June 30, 2001 compared to a benefit of $877,000 for the six months ended June 30, 2000, an increase of 240.3%. The increase is a result of higher net loss in the six months ended June 30, 2001. The increase in the effective tax rate from 34.1% for the six months ended June 30, 2000 to 36.5% for the six months ended June 30, 2001 results primarily from a higher expected benefit of statutory depletion for the year compared to the previous year.

INFLATION

         Inflation has not had a significant effect on the Company's business; however, the Company's revenues and costs have been and are expected to continue to be affected by fluctuations in the coal market prices and diesel fuel costs.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had total indebtedness including capital leases, revolving credit loans, and current maturities of $144,615,000. On June 8, 1998, Pen Holdings issued the Senior Notes (the "Offering"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

         In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the "Credit Facility"), which provided for aggregate borrowings of up to $40,000,000 in principal. On May 31, 2001, the Company entered into the Amended Credit Agreement by and among Pen Holdings and certain financial institutions party thereto (the "Lenders"). The Amended Credit Agreement provides for (a) revolving loans the aggregate outstanding principal amount of which shall not exceed $15,000,000 at any one time, and (b) term loans in an aggregate principal amount of up to $32,000,000 of which $29,500,000 has been advanced and the remaining portion is subject to meeting certain borrowing base criteria, all on the terms and conditions of the Amended Credit Agreement. The Lenders are the successor to the former lenders under the Amended Credit Agreement. The Lenders have taken assignment to, and the assumption of, all of the rights and obligations of the prior lenders under the Amended Credit Agreement and the assignment to the agents, for the ratable benefit of the Lenders, of all rights of the prior agent under the former Amended Credit Agreement and related loan documents in the collateral securing the indebtedness. As a result of entering into the Amended Credit Agreement, the outstanding indebtedness obtained was converted into revolving loans and term loans under and subject to the terms and conditions of the Amended Credit Agreement. The Lenders have guarantees from each of the subsidiaries of Pen Holdings and have security interests and mortgages on substantially all of Pen Holdings' and its subsidiaries' properties to secure obligations under the Amended Credit Agreement. Borrowings bear interest at a variable rate equal to the Reference Rate (as defined therein) plus a margin which increases in accordance with a schedule described in the Credit Agreement. At June 30, 2001 the margins were 1.5% and 3.25% on the outstanding balances on the line of credit and term loan respectively. The Credit Agreement contains certain restrictions and limitations, including financial and operational covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

         Additionally, on June 4, 2001, Elk Horn, a wholly owned subsidiary of Pen Holdings sold the coal and related real estate interests, rights and other assets commonly referred to as the "Fork Creek Properties," to an unrelated party for an aggregate sales price of $33,000,000 in cash. The Company has acquired the right to mine the property subject to one of Pen Holdings' subsidiaries paying specified royalties which will be paid on each ton of Fork Creek coal mined and sold.

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

         For the quarter ended June 30, 2001, the Company made capital expenditures of $2,477,000. Capital expenditures were primarily related to continued expansion of the Fork Creek development. The Fork Creek infrastructure was completed in September 2000 and the Company began shipping coal from that location at that time. Management currently believes the level of tonnage shipped from Fork Creek will continue to increase until it reaches approximately 3 to 4 million tons per year.

         Management currently believes that the Company will have sufficient sources of liquidity to fund capital expenditures and its working capital needs from borrowings under the Amended Credit Agreement, operating cash flow, and from negotiating and entering into borrowings or leases with equipment finance companies or other borrowings up to amounts permitted by the Amended Credit Agreement and Indenture for the next twelve months.

         Net cash used by operating activities was $23,995,000 for the six months ended June 30, 2001 compared to $5,432,000 net cash generated by operating activities for the six months ended June 30, 2000. The $29,427,000 increase in net cash used by operating activities is related to increased mining costs at the Company's mining operations and a significant reduction in the Company's level of accounts payable and accrued expenses. These accounts payable and accrued expenses were reduced as a result of paying the Company's semi-annual bond payment, satisfying the judgment held by an affiliate of Travelers Casualty and Surety Company of America issued in connection with the Cheyenne Litigation and making payments to its vendors after closing on the Amended Credit Agreement.

         Net cash provided by investing activities was $28,548,000 for the six months ended June 30, 2001 compared to $10,138,000 net cash used by investing activities for the six months ended June 30, 2000. The $38,686,000 increase in net cash provided by investing activities is primarily the result of reduced capital expenditures and proceeds from the Company's sale of its Fork Creek reserves.

         Net cash used for financing activities of $4,634,000 for the six months ended June 30, 2001 compared to $4,199,000 provided by financing activities in the six months ended June 30, 2000. The increase of $8,833,000 in cash used for financing activities is a result of the Company using part of the proceeds from its sale of the Fork Creek reserves to pay down debt.

         The Company has issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $8,649,000 (which is net of a $1,588,000 reduction and a $3,413,000 reduction for settlement of the Company's tax matters in 1999 and 1998, respectively) plus accrued dividends of $10,920,000 will be due in January 2006. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 99.1. Asset Purchase And Sale Agreement dated as of June 4, 2001, by and among Pen Holdings, Inc., Pen Coal Corporation D/B/A Fork Creek Mining Company, The Elk Horn Coal Corporation and Penn Virginia Coal Company*

    Exhibit 99.2. Lease dated as of June 4, 2001 by and between Penn Virginia Coal Company and Pen Land Company*

    Exhibit 99.3. Sublease dated as of June 4, 2001 by and between Penn Virginia Coal Company and Pen Land Company*

    Exhibit 99.4. Second Amended And Restated Credit Agreement, dated as of May 31, 2001 by and among Pen Holdings, Inc., the financial institutions from time to time party hereto, Ableco Finance LLC, as collateral agent for the Lenders and Foothill Capital Corporation, as funding agent for the Lenders*


    * Incorporated by reference from the Pen Holdings Form 8-K for the event dated June 4, 2001.


(b) Report on Form 8-K:

    During the quarter ended June 30, 2001, Pen Holdings filed Forms 8-K for the events dated April 16, 23 and 30 and May 7 and 21 and June 4, 2001. Each of the Forms 8-K reported Item--5 events. No financial statements were filed with such reports.

SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated August 14, 2001

                  PEN HOLDINGS, INC.



                  By: /s/ WILLIAM E. BECKNER
                      William E. Beckner
                      President and Chief Executive Officer



                  By: /s/ MARK A. OLDHAM
                      Mark A. Oldham
                      Senior Vice President, Secretary, Treasurer and Chief Financial Officer