Form 10-Q/A
period 2001-06-30
PEN HOLDINGS INC
filed 2001-11-29
CIK 1067331

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended
June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 333-60599

PEN HOLDINGS, INC.
(Exact Name Of Registrant As Specified in Its Charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0852576 (I.R.S. Employer Identification No.)

5110 Maryland Way, Suite 300
Brentwood, Tennessee 37027
(Address Of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (615) 371-7300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |  | No |  | N/A

Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 14, 2001: Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares.

Pen Holdings, Inc. (“Pen Holdings”) is filing this Amendment on Form 10-Q/A to revise Part I, Item 1, Financial Statements and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) contained in the Form 10-Q for the quarter ended June 30, 2001 (the “Original 10-Q”). In the course of reviewing the financial statements to be included in the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, Pen Holdings determined that it had previously reported a $3,215,000 gain on sale of coal reserves during the three months ended June 30, 2001 that, after revision of the financial statements for removing the book basis of the coal reserves, resulted in a loss of $690,000. As a result, Pen Holdings is revising the financial statements and the MD&A contained in the Original 10-Q. See Part I, Financial Information, Item 1 — Financial Statements, Note 1A.

PEN HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS	(Revised)
Current assets:

Cash and cash equivalents	$97	$178

Accounts receivable (net of allowance for doubtful accounts of $579 and $605, respectively)	20,527	14,253

Inventories	3,271	3,004

Deferred income taxes	4,739	4,739

Refundable income taxes	—	3,015

Other assets	2,610	2,886

Total current assets	31,244	28,075

Investment in unconsolidated affiliated companies	9,694	3,046

Coal reserves and mine development costs, net	130,540	151,845

Property, plant and equipment, net	82,318	85,771

Long-term investments	9,842	16,960

Other assets	11,532	6,281

	$275,170	$291,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Revolving credit loans	$—	$31,936

Current maturities of long-term debt	1,128	103,312

Current maturities of capital leases	5,179	13,717

Accounts payable	10,766	12,224

Accrued liabilities	9,078	20,985

Income taxes payable	192	—

Deferred gain	476	—

Total current liabilities	26,819	182,174

Revolving credit loans	4	—

Long-term debt	131,663	—

Long-term capital leases	6,641	—

Deferred income taxes	47,251	51,780

Long-term deferred gain	12,557	—

Other liabilities	5,504	5,404

Total liabilities	230,439	239,358

Mandatorily redeemable preferred stock	14,656	14,110

Shareholders’ equity:

Class I common stock	43	43

Class II common stock	2	2

Additional paid-in capital	19	19

Retained earnings	30,011	38,446

Total shareholders’ equity	30,075	38,510

	$275,170	$291,978

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Revised		Revised

	2001	2000	2001	2000

Revenues	$42,520	$37,750	$78,778	$77,507

Expenses (income):

Cost of sales	41,352	35,070	79,085	72,460

Selling, general and administrative	2,267	1,598	3,942	3,039

Interest expense	4,073	2,008	7,715	4,036

Interest income	(32)	(355)	(66)	(388)

Litigation settlement	361	—	814	—

Other (income) expense	(770)	802	(622)	930

Loss from continuing operations before income taxes	(4,731)	(1,373)	(12,090)	(2,570)

Provision (benefit) for income taxes	(1,615)	(709)	(4,312)	(1,165)

Net loss before results of discontinued operations	(3,116)	(664)	(7,778)	(1,405)

Income from discontinued operations, net of tax	—	563	—	542

Net loss before extraordinary items and change in accounting principle	(3,116)	(101)	(7,778)	(863)

Extraordinary item – loss related to early retirement of debt, less applicable income tax of $57	(111)	—	(111)	—

Loss before change in accounting principle	(3,227)	(101)	(7,889)	(863)

Change in accounting principle, net of tax	—	1,026	—	1,026

Net income (loss)	(3,227)	925	(7,889)	163

Accretion of mandatorily redeemable preferred stock	273	278	546	546

Net income (loss) available to common shareholders	$(3,500)	$647	$(8,435)	$(383)

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
(Unaudited)

	Class I		Class II
	Common Stock		Common Stock
					Additional
					Paid-in	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance at December 31, 2000	4,290,000	$43	177,550	$2	$19	$38,446	$38,510

Accretion of redeemable preferred stock						(546)	(546)

Net income (loss) (revised)						(7,889)	(7,889)

Balance at June 30, 2001 (revised)	4,290,000	$43	177,550	$2	$19	$30,011	$30,075

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	Revised

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(7,889)	$163

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation, depletion and amortization	9,982	7,968

Equity in net losses of affiliates	359	775

Deferred income taxes	(4,529)	(161)

Loss on sale of investment	—	(856)

Loss on sale of property and equipment	690	72

Extraordinary loss on debt refinancing, net of tax	111	—

Interest income on long-term investments	(429)	(647)

Cash generated (used) by operations, before changes in assets and liabilities	(1,705)	7,314

Changes in assets and liabilities, net of effects from dispositions:

Accounts receivable	(6,274)	(641)

Inventories	(267)	(1,210)

Accounts payable and accrued expenses	(12,640)	747

Other	(3,109)	(778)

Net cash provided (used) by operating activities	(23,995)	5,432

Cash flows from investing activities:

Capital expenditures	(8,236)	(12,484)

Proceeds from sale of property and equipment	3,354	46

Proceeds from sale of reserves	33,000	—

Proceeds from sale of investment	—	2,900

Investments in affiliated companies	(7,117)	(600)

Escrowed funds	7,547	—

Net cash provided (used) by investing activities	28,548	(10,138)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	29,500	—

Repayment of long-term debt	(60)	(55)

Repayment of capital leases	(2,142)	(991)

Net borrowings (payments) under line of credit agreements and current notes payable	(31,932)	5,245

Net cash (used for) provided by financing activities	(4,634)	4,199

Net decrease in cash	(81)	(507)

Cash and cash equivalents at beginning of period	178	599

Cash and cash equivalents at end of period	$97	$92

Supplemental disclosures of cash flow information:

Cash paid for:

Interest	$7,709	$6,670

Income taxes	—	—

Supplemental disclosure of non-cash transactions:

In the six months ended June 30, 2001 and June 30, 2000, the Company financed through capital lease transactions $244,000 and $14,049,000 of equipment

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS:

     Pen Holdings, Inc. (“Pen Holdings”) and its consolidated subsidiaries (references to the “Company” are to Pen Holdings and its consolidated subsidiaries) are primarily engaged in the mining and sale of coal, selling predominantly to utility companies. The Company also receives royalty income from coal reserves leased to other companies. The Company’s coal reserves and mining operations are in Kentucky and West Virginia.

     On June 4, 2001, The Elk Horn Coal Corporation, a wholly owned subsidiary of Pen Holdings (“Elk Horn”) sold the coal and related real estate interests, rights and other assets commonly referred to as the “Fork Creek Properties,” to an unrelated party for an aggregate sales price of $33,000,000 in cash. The Company has acquired the right to mine the property subject to one of Pen Holdings’ subsidiaries paying specified royalties which will be paid on each ton of Fork Creek coal mined and sold. The gain of $13,058,000 on this sale was recorded as deferred gain on the balance sheet and will be recognized as other income based on the tons mined as a percentage of total estimated recoverable tons from the property.

     In addition, the Company entered into the Second Amended and Restated Credit Agreement, dated as of May 31, 2001 (the “Amended Credit Agreement”), by and among Pen Holdings and certain financial institutions party thereto (the “Lenders”). The Amended Credit Agreement provides for (a) revolving loans the aggregate outstanding principal amount of which shall not exceed $15,000,000 at any one time, and (b) term loans in an aggregate principal amount of up to $32,000,000 of which $29,500,000 has been advanced and the remaining portion is subject to meeting certain borrowing base criteria, all on the terms and conditions of the Amended Credit Agreement. The Lenders are the successor to the former lenders under the Amended Credit Agreement. The Lenders have taken assignment to, and the assumption of, all of the rights and obligations of the prior lenders under the Amended Credit Agreement and the assignment to the agents, for the ratable benefit of the Lenders, of all rights of the prior agent under the Amended Credit Agreement and related loan documents in the collateral securing the indebtedness. As a result of entering into the Amended Credit Agreement, the outstanding indebtedness was converted into revolving loans and term loans under and subject to the terms and conditions of the Amended Credit Agreement. The Lenders have guarantees from each of the subsidiaries of Pen Holdings and have security interests and mortgages on substantially all of Pen Holdings’ and its subsidiaries’ properties to secure obligations under the Amended Credit Agreement.

     On February 16, 2001, Pen Holdings announced that the Supreme Court of Kentucky decided to not review a February 25, 2000 two-to-one split decision of the Commonwealth of Kentucky Court of Appeals upholding a September 1998 Floyd County Kentucky Circuit Court jury verdict in favor of Cheyenne Resources, Inc. and its wholly owned subsidiary, PC&H Construction, Inc. (collectively, “Cheyenne”). The Floyd County Kentucky Circuit Court jury verdict awarded Cheyenne damages of approximately $9.5 million (plus prejudgment interest of approximately $5 million). This lawsuit (the “Cheyenne Litigation”) was brought against Elk Horn on a case relating to a coal lease that was entered into by Elk Horn prior to the Company’s purchase of Elk Horn. The Supreme Court of Kentucky decision not to review the lower court decision rendered the judgment final and non-appealable. As of June 4, 2001, Elk Horn fully satisfied the judgment held by an affiliate of Travelers Casualty and Surety Company of America (“Travelers”) which Travelers had held when it paid the appeal bond it issued in connection with the Cheyenne Litigation.

     During the three months ended June 30, 2000, the Company recorded a receivable for Black Lung Excise Tax payments on export shipments for the periods 1995 through 1999. This tax has been declared to be unconstitutional by the United States Supreme Court and the Internal Revenue Service is preparing to process refund claims for tax periods not closed by the three year statute of limitations. The refund totals $1,504,000 and was credited to cost of sales in the three months ended June 30, 2000. During the three months ended June 30, 2001, the Supreme Court ruled in favor of another coal company by allowing a previous decision enabling companies to apply for six years of back tax refunds rather than the three years’ refund that the Justice Department had been seeking. Therefore, in the three months ended June 30, 2001, the Company recorded an additional receivable for Black Lung Excise Tax payments made in 1994 and 1995. The refund totals $898,000 and was credited to costs of sales in the three months ended June 30, 2001. In the three months ended June 30, 2001, the Company also recorded a receivable of $570,000 relating to expected refunds of Harbor Maintenance Fees which it paid on export shipments from 1987 through 1993. This fee had previously been declared unconstitutional and the Company had previously collected refunds for the periods 1994 through 1999. The U.S. Customs Service recently issued final regulations relating to the processing of the refund claims for these earlier years.

     At December 31, 2000, prior to the reserve sale and refinancing, all of the Company’s debt had been classified as current due to potential events of defaults that existed at the balance sheet date under the Company’s then current Amended Credit Agreement. Since these defaults have been cured by the events described above, the Company’s debt as of June 30, 2001 has been re-classified.

Disposal of a Business Segment – Discontinued Operations

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

     The statements of operations for the three months and six months ended June 30, 2000 have been reclassified to reflect these discontinued operations. For the three months and six months ended June 30, 2000, results of operations of Pen Cotton Company of South Carolina produced income of $5,000 (less applicable taxes of $2,000) and a loss of $27,000 (less applicable tax credits of $9,000), respectively.

NOTE 1A – REVISION OF FINANCIAL STATEMENTS:

     In the course of reviewing the financial statements to be included in the registrant’s quarterly report on form 10-Q for the quarter ended September 30, 2001, Pen Holdings determined that it had previously reported a $3,215,000 gain on sale of coal reserves during the three months ended June 30, 2001 that, after revision of the financial statements for removing the book basis of the coal reserves, resulted in a loss of $690,000. The Company determined that it would have to revise its financial statements.

     The following summarizes the effects of the adjustments on the accompanying balance sheet as of June 30, 2001, the statement of operations for the three and six months ended June 30, 2001 and the statement of cash flows for the six months ended June 30, 2001:

CONDENSED BALANCE SHEET
(in thousands)

	June 30,	June 30,
	2001	2001

	Reported	Revised

Total current assets	$31,244	$31,244

Investment in unconsolidated affiliated companies	9,694	9,694

Coal reserves and mine development costs, net	134,445	130,540

Property, plant and equipment, net	82,318	82,318

Long-term investments	9,842	9,842

Net assets to be disposed	—	—

Other assets	11,532	11,532

Total Assets	$279,075	$275,170

Total current liabilities	$26,819	$26,819

Revolving credit loans	4	4

Long-term debt	131,663	131,663

Long-term capital leases	6,641	6,641

Deferred income taxes	48,579	47,251

Long-term deferred gain	12,557	12,557

Other liabilities	5,504	5,504

Total liabilities	231,767	230,439

Mandatorily redeemable preferred stock	14,656	14,656

Shareholders’ equity:

Class I common stock	43	43

Class II common stock	2	2

Additional paid-in capital	19	19

Retained earnings	32,588	30,011

Total shareholders’ equity	32,652	30,075

Total Liabilities and Shareholders Equity	$279,075	$275,170

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	Reported	Revised	Reported	Revised

Revenues	$42,520	$42,520	$78,778	$78,778

Expenses (income):

Cost of sales	41,352	41,352	79,085	79,085

Selling, general and administrative	2,267	2,267	3,942	3,942

Interest expense	4,073	4,073	7,715	7,715

Interest income	(32)	(32)	(66)	(66)

Litigation settlement	361	361	814	814

Other income	(4,675)	(770)	(4,527)	(622)

Loss from continuing operations before income taxes	(826)	(4,731)	(8,185)	(12,090)

Provision (benefit) for income taxes	(287)	(1,615)	(2,984)	(4,312)

Net loss before extraordinary item	(539)	(3,116)	(5,201)	(7,778)

Extraordinary item – loss related to early retirement of debt, less applicable income tax of $57	(111)	(111)	(111)	(111)

Net loss	$(650)	$(3,227)	$(5,312)	$(7,889)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

	Reported	Revised

Cash flows from operating activities:

Net loss	$(5,312)	$(7,889)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation, depletion and amortization	9,982	9,982

Equity in net losses of affiliates	359	359

Deferred income taxes	(3,201)	(4,529)

(Gain)/loss on sale of property and equipment	(3,215)	690

Extraordinary loss on debt refinancing, net of tax	111	111

Interest income on long-term investments	(429)	(429)

Cash used by operations, before changes in assets and liabilities	(1,705)	(1,705)

Net cash used by operating activities	(23,995)	(23,995)

Net cash provided by investing activities	28,548	28,548

Net cash used for financing activities	(4,634)	(4,634)

Net decrease in cash	(81)	(81)

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investments in affiliated enterprises in which the Company owns less than a controlling interest are presented under the equity basis of accounting representing the Company’s investment in affiliates, reduced by goodwill amortization and increased (decreased) by the Company’s proportionate equity in net income (losses) of the unconsolidated affiliates.

Change in Accounting Principle

     During the six months ended June 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a relatively even mix of operations in underground mining and surface mining. However, the Company started two new underground mines in 2000. The underground mining process requires a large amount of mining supplies and supply parts inventory. The anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company’s production in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,137,000 cumulative effect of the change on prior years (after reduction for income taxes of $586,000) is included in income of the three and six months ended June 30, 2000. The supplies inventory balance at December 31, 1999 was $1,723,000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods.

Interim Financial Information

     The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make information presented not misleading. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2000, which are included in the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 30, 2001. The results of operations for the three or six month periods are not necessarily indicative of results for the full year. Certain prior year amounts have been re-classified for comparative purposes.

     In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company’s financial position as of June 30, 2001, its results of operations for three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

NOTE 3-INVENTORIES:

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Coal	$1,997	$1,604

Supplies	1,274	1,400

	$3,271	$3,004

     See Note 2 for change in accounting principle related to supplies inventory.

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

     Coal reserves and mine development costs consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

	(Revised)
Coal reserves	$134,967	$153,967

Other mine development costs	31,999	31,625

	166,966	185,592

Accumulated depletion	(36,426)	(33,747)

	$130,540	$151,845

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Machinery and equipment	$99,070	$99,160

River terminals	12,132	11,633

Buildings	8,396	8,135

Coal preparation plant	21,625	20,042

Other	3,249	3,713

	144,472	142,683

Accumulated depreciation	(62,154)	(56,912)

	$82,318	$85,771

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

NOTE 7-LONG TERM DEBT:

     Long-term debt consists of the following:

	June 30,	December 31,
	2001	2000

	(in thousands)	(in thousands)
Senior 9-7/8% Notes (the “Senior Notes”) due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are unconditionally guaranteed (the “Guarantees”) on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, joint and severally, by certain of Pen Holdings’ subsidiaries (the “Guarantors”). The Guarantees rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at premiums to face value identified in the Indenture by and among Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated June 8, 1998 (the “Indenture”), relating to the Senior Notes	$99,458	$99,419

Term debt secured by certain of the Company’s assets with a net book value of $175,917,000 at June 30, 2001. Effective May 31, the Company entered into the Amended Credit Agreement, which provides for term loans up to $32,000,000 of which $29,500,000 has been advanced as of June 30, 2001, the remainder is contingent upon a updated appraisal of collateral assets. The Amended Credit Agreement provides for monthly interest payments based upon a stated reference rate plus the applicable margin (10.25% as of June 30, 2001) and principle reductions of $500,000 in February and May of 2002 and $1,000,000 in August and November 2002 and in February 2003 with the balance due by May 31, 2003	29,500

Notes payable secured by a lien on an office building which serves as the Company’s headquarters, with a net book value of $2,741,000 at June 30, 2001, payable in monthly installments of $37,000 through 2016. Interest included in the monthly installments is a fixed rate of 8.33%	3,833	3,893

Total long-term debt	132,791	103,312

Current maturities of long-term debt	(1,128)	(103,312)

	$131,663	$—

     The Indenture for the Senior Notes contains various covenants, the most significant of which restricts the Company’s ability to incur certain forms of additional indebtedness, pay dividends or transfer or sell assets except in the ordinary course of business. Certain of the Company’s other loan agreements contain minimum operating and financial ratios and covenants as defined in the separate agreements. See additional information in NOTE 1.

NOTE 8- CONTINGENCIES:

     There are legal proceedings pending against the Company arising from the normal course of business. Management of the Company and its legal counsel handling such matters do not expect any of these matters to have a material effect on the Company’s financial position or results of operations or cash flows.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts for the three months and six months ended June 30, 2001 have been revised as set forth in Note 1A to the consolidated financial statements)

     The statements contained in this Report that are not historical facts are “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intends” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the Company’s reliance on long-term sales contracts, the Company’s reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Such risks are described in more detail in Pen Holdings’ Annual Report on Form 10-K for the year ended December 31, 2000, filed with the U.S. Securities and Exchange Commission on April 30, 2001. See “ITEM 1. BUSINESS-RISK FACTORS”. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

General

     The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third-parties, management believes it controls the mineral rights to approximately 201 million tons of coal reserves, of which management believes 52% is owned in fee. On June 4, 2001, Elk Horn, a wholly owned subsidiary of Pen Holdings sold the coal and related real estate interests, rights and other assets commonly referred to as the “Fork Creek Properties,” to an unrelated party for an aggregate sales price of $33,000,000. The Company has acquired the right to mine the property subject to one of Pen Holdings’ subsidiaries paying specified royalties which will be paid on each ton of Fork Creek coal mined and sold. In the three and six months ended June 30, 2001, the Company sold approximately 1,507,000 and 2,874,000 tons of coal, respectively, approximately 98.9% and 98.7% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and six months ended June 30, 2001, approximately 72.8% and 72.2% respectively of the tonnage was sold to eight long-term sales contract customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company.

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

     The Company’s cost of sales is primarily composed of expenses related to coal operations and coal leasing. Cost of coal sales are principally related to (i) costs associated with production, (ii) contract mining fees, (iii) coal purchases, (iv) royalties, and (v) upriver loading charges. The Company’s costs associated with production include labor, haulage, depreciation and depletion, coal preparation plant costs, coal fees and taxes, supplies, and repairs and maintenance. The Company’s other costs of sales vary due to the level of contract mining production, the quantity and quality of tonnage purchased, tons mined on leased land, and spot market coal prices. The Company’s costs of sales related to its lease operations consist primarily of depletion and administrative costs.

Results of Operations

     The following table sets forth, for the periods indicated, certain operating and other data of the Company presented as a percent of revenues (numbers may not add due to rounding).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Revised)		(Revised)

Revenues	100.0%	100.0%	100.0%	100.0%

Expenses (income):

Cost of sales	97.3	92.9	100.4	93.5

Selling, general and administrative	5.3	4.2	5.0	3.9

Interest expense	9.5	5.3	9.7	5.2

Interest income	(0.1)	(0.9)	(0.1)	(0.5)

Litigation settlement	0.8	0.0	1.0	0.0

Other (income) expense	(1.8)	2.1	(0.8)	1.2

Loss from continuing operations before income taxes	(11.1)	(3.6)	(15.3)	(3.3)

Provision (benefit) for income taxes	(3.8)	(1.9)	(5.5)	(1.5)

Net loss before results of discontinued operations	(7.3)	(1.7)	(9.9)	(1.8)

Income from discontinued operations, net of tax	0.0	1.5	0.0	0.7

Net loss before extraordinary items and change in accounting principle	(7.3)	(0.2)	(9.9)	(1.1)

Extraordinary loss, net of tax	(0.3)	0.0	(0.1)	0.0

Income (loss) before change in accounting principle	(7.6)	(0.2)	(10.0)	(1.1)

Change in accounting principle, net of tax	0.0	2.7	0.0	1.3

Net income (loss)	(7.6)%	2.5%	(10.0)%	0.2%

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

     Coal leasing. Coal leasing revenues were $1,758,000 for the three months ended June 30, 2001 compared to $2,047,000 for the three months ended June 30, 2000, a decrease of 14.1%. The decrease is primarily attributable to a decrease in the volume of production from lessees. Production from lessees’ mining operations was 590,000 tons for the three months ended June 30, 2001 compared to 985,000 for the three months ended June 30, 2000, a decrease of 40.1%. This decrease is primarily attributable to the sale of a mineral tract which had previously been leased. This sale, which was consummated in April 2001, generated approximately $3,000,000 in cash. Lessee production for the three months ended June 30, 2000 for the property which was sold totaled 112,000 tons.

     Other. The Company had no other revenues for the three months ended June 30, 2001 compared to $607,000 for the three months ended June 30, 2000. Other revenues for the three months ended June 30, 2000 primarily include timber sales.

Cost of Sales

     Cost of sales-Coal sales. Cost of coal sales totaled $40,435,000 for the three months ended June 30, 2001 compared to $33,919,000 for the three months ended June 30, 2000, an increase of 19.2% during a period in which tons sold increased 10.5%. The increase resulted primarily from higher than expected costs at the Company’s Fork Creek mines, which are due primarily from adverse initial mining conditions and development issues at the Fork Creek mines. The development issues were created because of a highly competitive labor market and the inability to fund planned capital expenditures due to a lack of liquidity prior to the refinancing.

     During the three months ended June 30, 2000, the Company recorded a receivable for Black Lung Excise Tax payments on export shipments for the periods 1995 through 1999. This tax has been declared to be unconstitutional by the United States Supreme Court and the Internal Revenue Service is preparing to process refund claims for tax periods not closed by the three year statute of limitations. The refund totals $1,504,000 and was credited to cost of sales in the three months ended June 30, 2000. During the three months ended June 30, 2001, the Supreme Court ruled in favor of another coal company by allowing a previous decision enabling companies to apply for six years of back tax refunds rather than the three years’ refund that the Justice Department had been seeking. Therefore, in the three months ended June 30, 2001, the Company recorded an additional receivable for Black Lung Excise Tax payments made in 1994 and 1995. The refund totals $898,000 and was credited to costs of sales in the three months ended June 30, 2001. In the three months ended June 30, 2001, the Company also recorded a receivable of $570,000 relating to expected refunds of Harbor Maintenance Fees which it paid on export shipments from 1987 through 1993. This fee had previously been declared unconstitutional and the Company had previously collected refunds for the periods 1994 through 1999. The U.S. Customs Service recently issued final regulations relating to the processing of the refund claims for these earlier years.

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

     As a result, EBITDA (“EBITDA” as defined to mean operating income (revenues less cost of sales and selling, general and administrative expenses) plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled $3,791,000 for the three months ended June 30, 2001 compared to $5,027,000 for the three months ended June 30, 2000, a decrease of 24.6%. This decrease is primarily attributable to increased mining costs at the Company’s operations.

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

     Other (income) expense was other income of $770,000 for the three months ended June 30, 2001 compared to other expense of $802,000 for the three months ended June 30, 2000. Other income for the three months ended June 30, 2001 was primarily due to net gains on the sales of coal reserves and mineral rights. Other expense for the three months ended June 30, 2000 was primarily due to the Company’s share of the loss from its one-third partnership interest in International Marine Terminals (“IMT”), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River.

     Income taxes were a benefit of $1,615,000 for the three months ended June 30, 2001 compared to a benefit of $709,000 for the three months ended June 30, 2000, an increase of 127.8%. The increase is a result of an increased loss in the three months ended June 30, 2001 than in the three months ended June 30, 2000. The decrease in the effective tax rate from 51.6% for the three months ended June 30, 2000 to 34.1 % for the three months ended June 30, 2001 results primarily from a reduced benefit of statutory depletion quarter compared to the previous quarter.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues

     Coal sales. Coal sales revenues were $75,201,000 for the six months ended June 30, 2001 compared to $72,137,000 for the six months ended June 30, 2000, an increase of 4.3%. This increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume was 2,875,000 tons for the six months ended June 30, 2001 compared to 2,731,000 tons for the six months ended June 30, 2000, an increase of 5.3%. The increased volume is primarily attributable to additional tonnage from the Company’s Fork Creek mines which began coal shipments in September 2000, offset by reduced sale of coal purchased from other coal producers. Shipments from Fork Creek were 788,000 in the six months ended June 30, 2001.

     Coal leasing. Coal leasing revenues were $3,575,000 for the six months ended June 30, 2001 compared to $3,873,000 for the six months ended June 30, 2000, a decrease of 7.7%. The decrease is primarily attributable to a decrease in the volume of production from lessees, which is primarily attributable to the sale of a mineral tract which had previously been leased. Production from the Company’s lessees was 1,354,000 tons for the six months ended June 30, 2001 compared to 1,946,000 for the six months ended June 30, 2000, a decrease of 30.4%. A greatly improved coal sales market has increased the revenues generated per ton of coal leased as the royalties are based on the lessors’ revenues.

     Other. The Company had no other revenues for the six months ended June 30, 2001 compared to $1,497,000 for the six months ended June 30, 2000. Other revenues primarily include revenues from timber sales for the six months ended June 30, 2000.

Cost of Sales

     Cost of sales-Coal sales. Cost of coal sales totaled $77,005,000 for the six months ended June 30, 2001 compared to $70,338,000 for the six months ended June 30, 2000, an increase of 9.5%, while tons sold increased 5.3%. The increase resulted primarily from higher than expected costs at the Company’s Fork Creek mines, which are due primarily from adverse initial mining conditions and development issues at the Fork Creek mines. The development issues were created because of a highly competitive labor market and the inability to fund planned capital expenditures due to a lack of liquidity prior to the refinancing.

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

     As a result, EBITDA totaled $5,170,000 for the six months ended June 30, 2001 compared to $9,794,000 for the six months ended June 30, 2000, a decrease of 47.2%. This decrease is primarily attributable to increased mining costs at the Company’s operations.

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

     Other (income) expense was other income of $622,000 for the six months ended June 30, 2001 compared to $930,000 of expense for the six months ended June 30, 2000. Other income for the six months ended June 30, 2001 was primarily due to net gains on the sales of coal reserves and mineral rights. Other expense for the six months ended June 30, 2000 was primarily due to the Company’s share of the loss from its one-third partnership interest in IMT.

     Income taxes were a benefit of $4,312,000 for the six months ended June 30, 2001 compared to a benefit of $1,165,000 for the six months ended June 30, 2000, an increase of 270.1%. The increase is a result of higher net loss in the six months ended June 30, 2001. The decrease in the effective tax rate from 45.3% for the six months ended June 30, 2000 to 35.7% for the six months ended June 30, 2001 results primarily from a reduced benefit of statutory depletion for the year compared to the previous year.

Inflation

     Inflation has not had a significant effect on the Company’s business; however, the Company’s revenues and costs have been and are expected to continue to be affected by fluctuations in the coal market prices and diesel fuel costs.

Liquidity and Capital Resources

     At June 30, 2001, the Company had total indebtedness including capital leases, revolving credit loans, and current maturities of $144,615,000. On June 8, 1998, Pen Holdings issued the Senior Notes (the “Offering”). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

     In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein (the “Credit Facility”), which provided for aggregate borrowings of up to $40,000,000 in principal. On May 31, 2001, the Company entered into the Amended Credit Agreement by and among Pen Holdings and certain financial institutions party thereto (the “Lenders”). The Amended Credit Agreement provides for (a) revolving loans the aggregate outstanding principal amount of which shall not exceed $15,000,000 at any one time, and (b) term loans in an aggregate principal amount of up to $32,000,000 of which $29,500,000 has been advanced and the remaining portion is subject to meeting certain borrowing base criteria, all on the terms and conditions of the Amended Credit Agreement. The Lenders are the successor to the former lenders under the Amended Credit Agreement. The Lenders have taken assignment to, and the assumption of, all of the rights and obligations of the prior lenders under the Amended Credit Agreement and the assignment to the agents, for the ratable benefit of the Lenders, of all rights of the prior agent under the former Amended Credit Agreement and related loan documents in the collateral securing the indebtedness. As a result of entering into the Amended Credit Agreement, the outstanding indebtedness obtained was converted into revolving loans and term loans under and subject to the terms and conditions of the Amended Credit Agreement. The Lenders have guarantees from each of the subsidiaries of Pen Holdings and have security interests and mortgages on substantially all of Pen Holdings’ and its subsidiaries’ properties to secure obligations under the Amended Credit Agreement. Borrowings bear interest at a variable rate equal to the Reference Rate (as defined therein) plus a margin which increases in accordance with a schedule described in the Credit Agreement. At June 30, 2001 the margins were 1.5% and 3.25% on the outstanding balances on the line of credit and term loan respectively. The Credit Agreement contains certain restrictions and limitations, including financial and operational covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

     Additionally, on June 4, 2001, Elk Horn, a wholly owned subsidiary of Pen Holdings sold the coal and related real estate interests, rights and other assets commonly referred to as the “Fork Creek Properties,” to an unrelated party for an aggregate sales price of $33,000,000 in cash. The Company has acquired the right to mine the property subject to one of Pen Holdings’ subsidiaries paying specified royalties which will be paid on each ton of Fork Creek coal mined and sold.

     The Company’s principal liquidity requirements are for debt service requirements under the Senior Notes, and other outstanding indebtedness, and for working capital needs and capital expenditures. Historically, the Company has funded its capital and operating requirements with a combination of cash on hand, operating cash flow and borrowings under credit facilities and capital leases. The Company has utilized these sources of funds to make acquisitions, fund significant capital investments in its properties, fund operations and service debt under credit facilities.

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

     Management currently believes that the Company will have sufficient sources of liquidity to fund capital expenditures and its working capital needs from borrowings under the Amended Credit Agreement, operating cash flow, and from negotiating and entering into borrowings or leases with equipment finance companies or other borrowings up to amounts permitted by the Amended Credit Agreement and Indenture for next twelve months.

     Net cash used by operating activities was $23,995,000 for the six months ended June 30, 2001 compared to $5,432,000 net cash generated by operating activities for the six months ended June 30, 2000. The $29,427,000 increase in net cash used by operating activities is related to increased mining costs at the Company’s mining operations and a significant reduction in the Company’s level of accounts payable and accrued expenses. These accounts payable and accrued expenses were reduced as a result of paying the Company’s semi-annual bond payment, satisfying the judgment held by an affiliate of Travelers Casualty and Surety Company of America issued in connection with the Cheyenne Litigation and making payments to its vendors after closing on the Amended Credit Agreement.

     Net cash provided by investing activities was $28,548,000 for the six months ended June 30, 2001 compared to $10,138,000 net cash used by investing activities for the six months ended June 30, 2000. The $38,686,000 increase in net cash provided by investing activities is primarily the result of reduced capital expenditures and proceeds from the Company’s sale of its Fork Creek reserves.

     Net cash used for financing activities of $4,634,000 for the six months ended June 30, 2001 compared to $4,199,000 provided by financing activities in the six months ended June 30, 2000. The increase of $8,833,000 in cash used for financing activities is a result of the Company using part of the proceeds from its sale of the Fork Creek reserves to pay down debt.

     The Company has issued 10,000 shares of Convertible Preferred Stock in connection with the recapitalization of the Company in 1995. The liquidation value of $8,649,000 (which is net of a $1,588,000 reduction and a $3,413,000 reduction for settlement of the

Company’s tax matters in 1999 and 1998, respectively) plus accrued dividends of $10,920,000 will be due in January 2006. The Convertible Preferred Stock will be redeemed at that time by the issuance of a note payable which amortizes over the 10 years following the redemption, unless converted to Class I common stock in accordance with its terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II — OTHER INFORMATION

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

Exhibit 99.3. Sublease dated as of June 4, 2001 by and between Penn Virginia Coal Company and Pen Land Company*

Exhibit 99.4. Second Amended and Restated Credit Agreement, dated as of May 31, 2001, by and among Pen Holdings, Inc., the financial institutions from time to time party hereto, Ableco Finance LLC, as collateral agent for the Lenders and Foothill Capital Corporation, as funding agent for the Lenders*

*Incorporated by reference from the Pen Holdings Form 8-K for the event dated June 4, 2001.

(b)  Report on Form 8-K:

During the quarter ended June 30, 2001, Pen Holdings filed Forms 8-K for the events dated April 16, 23 and 30 and May 7 and 21 and June 4, 2001. Each of the Forms 8-K reported Item 5 events. No financial statements were filed with such reports.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 29, 2001

PEN HOLDINGS, INC.

	By:	/s/ William E. Beckner William E. Beckner President and Chief Executive Officer

	By:	/s/ Mark A. Oldham Mark A. Oldham Senior Vice President, Secretary, Treasurer and Chief Financial Officer