Form 10-Q
period 2001-09-30
PEN HOLDINGS INC
filed 2001-11-29
CIK 1067331

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended
September 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No   N/A

Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 29, 2001 : Class I Common Stock, $.01 par value per share, 4,290,000 shares and Class II Common Stock, $.01 par value per share, 177,550 shares.

PEN HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$267	$178

Accounts receivable (net of allowance for doubtful accounts of $664 and $605, respectively)	18,063	14,253

Inventories	3,320	3,004

Deferred income taxes	4,739	4,739

Refundable income taxes	—	3,015

Other assets	2,983	2,886

Total current assets	29,372	28,075

Investment in unconsolidated affiliated companies	—	3,046

Coal reserves and mine development costs, net	131,195	151,845

Property, plant and equipment, net	79,518	85,771

Long-term investments	10,023	16,960

Other assets	10,810	6,281

	$260,918	$291,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Revolving credit loans	$1,958	$31,936

Current maturities of long-term debt	29,630	103,312

Current maturities of capital leases	4,978	13,717

Accounts payable	14,622	12,224

Accrued liabilities	10,438	20,985

Deferred gain	259	—

Total current liabilities	61,885	182,174

Long-term debt	103,149	—

Long-term capital leases	5,534	—

Deferred income taxes	40,420	51,780

Long-term deferred gain	12,724	—

Other liabilities	7,298	5,404

Total liabilities	231,010	239,358

Mandatorily redeemable preferred stock	14,929	14,110

Shareholders’ equity:

Class I common stock	43	43

Class II common stock	2	2

Additional paid-in capital	19	19

Retained earnings	14,915	38,446

Total shareholders’ equity	14,979	38,510

	$260,918	$291,978

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$40,909	$35,691	$119,687	$113,198

Expenses (income):

Cost of sales	45,424	31,199	124,509	103,659

Selling, general and administrative	815	1,416	4,757	4,455

Interest expense	5,038	2,615	12,753	6,651

Interest income	(33)	(43)	(99)	(431)

Litigation settlement	—	—	814	—

Impairment loss	11,444	—	11,444	—

Other (income) expense	59	(164)	(563)	766

Income (loss) from continuing operations before income taxes	(21,838)	668	(33,928)	(1,902)

Provision (benefit) for income taxes	(7,015)	418	(11,327)	(747)

Income (loss) from continuing operations	(14,823)	250	(22,601)	(1,155)

Income from discontinued operations	—	26	—	568

Income (loss) before extraordinary items and change in accounting principle	(14,823)	276	(22,601)	(587)

Extraordinary loss, net of tax	—	—	(111)	—

Income (loss) before change in accounting principle	(14,823)	276	(22,712)	(587)

Change in accounting principle, net of tax	—	—	—	1,026

Net income (loss)	(14,823)	276	(22,712)	439

Accretion of mandatorily redeemable preferred stock	273	273	819	819

Net income (loss) available to common shareholders	$(15,096)	$3	$(23,531)	$(380)

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
(Unaudited)

	Class I		Class II
	Common Stock		Common Stock		Additional
					Paid-in	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance at December 31, 2000	4,290,000	$43	177,550	$2	$19	$38,446	$38,510

Accretion of preferred stock						(819)	(819)

Net loss						(22,712)	(22,712)

Balance at September 30, 2001	4,290,000	$43	177,550	$2	$19	$14,915	$14,979

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(22,712)	$439

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation, depletion and amortization	15,454	11,864

Cumulative effect of change in accounting principle, net of tax	—	(1,026)

Equity in net losses of affiliates	454	1,031

Deferred income taxes	(11,360)	100

Gain on sale of investment	—	(856)

(Gain)/loss on sale of property and equipment	735	(59)

Impairment loss	11,444	—

Extraordinary loss on debt refinancing, net of tax	111	—

Amortization of deferred gain	(75)	—

Interest income on long-term investments	(610)	(910)

Cash generated from (used in) operations, before changes in assets and liabilities	(6,559)	10,583

Changes in assets and liabilities, net of effects from dispositions:

Accounts receivable	(3,810)	3,332

Inventories	(316)	(1,265)

Accounts payable and accrued expenses	(7,758)	4,560

Other	(3,545)	(241)

Net cash provided by (used in) operating activities	(21,988)	16,969

Cash flows from investing activities:

Capital expenditures	(10,692)	(23,423)

Proceeds from sale of investment	—	2,900

Proceeds from sale of property and equipment	3,357	244

Proceeds from sale of coal reserves	33,000	—

Investments in affiliated companies	(7,117)	(800)

Escrowed funds	7,547	—

Net cash provided by (used in) investing activities	26,095	(21,079)

Cash flows from financing activities:

Proceeds from issuance of debt	29,500	—

Repayment of long-term debt	(91)	(84)

Repayment of capital leases	(3,449)	(2,090)

Net borrowings (payments) under line of credit agreements and current notes payable	(29,978)	5,770

Net cash provided by (used in) financing activities	(4,018)	3,596

Net increase (decrease) in cash	89	(514)

Cash and cash equivalents at beginning of period	178	599

Cash and cash equivalents at end of period	$267	$85

Supplemental disclosures of cash flow information:
Cash paid for:

Interest	$9,494	$7,764

Income taxes	—	—

Supplemental disclosure of non-cash transactions:

In the nine months ended September 30, 2001 and September 30, 2000, the Company financed through capital lease transactions $244,000 and $14,049,000 of equipment, respectively

     The accompanying notes are an integral part of these financial statements.

PEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company entered into the Second Amended and Restated Credit Agreement, dated as of May 31, 2001 (the “Amended Credit Agreement”), by and among Pen Holdings and certain financial institutions party thereto (the “Lenders”). By its original terms, the Amended Credit Agreement provided for (a) revolving loans, the aggregate outstanding principal amount of which would not exceed $15,000,000 at any one time, and (b) term loans in an aggregate principal amount of up to $32,000,000 of which as of September 30, 2001, $29,500,000 had been advanced. The Lenders are the successors to the former lenders under the Amended Credit Agreement. The Lenders have taken assignment to, and the assumption of, all of the rights and obligations of the prior lenders under the Amended Credit Agreement and the assignment to the agents, for the ratable benefit of the Lenders, of all rights of the prior agent under the Amended Credit Agreement and related loan documents in the collateral securing the indebtedness. As a result of entering into the Amended Credit Agreement, the outstanding indebtedness was converted into revolving loans and term loans under and subject to the terms and conditions of the Amended Credit Agreement. The Lenders have guarantees from each of the subsidiaries of Pen Holdings and have security interests and mortgages on substantially all of Pen Holdings’ and its subsidiaries’ properties to secure obligations under the Amended Credit Agreement. The Company realized an extraordinary loss, net of tax, of $111,000 in relation to the early extinguishment of debt related to the Amended Credit Agreement.

     As of November 28, 2001, Pen Holdings entered into the First Amendment to the Amended Credit Agreement (“First Amendment”) with the Lenders under the Amended Credit Agreement (the “First Amendment”). The First Amendment was entered into as a result of the occurrence of certain potential defaults or events of default occurring under the Amended Credit Agreement. Under the First Amendment, Pen Holdings has agreed to further amend the Amended Credit Agreement such that (i) the maturity of the obligations under the Amended Credit Agreement is now January 28, 2002, except as extended under certain circumstances to April 12, 2002, as described in the First Amendment, (ii) it permits Pen Holdings to utilize the proceeds from certain asset dispositions for working capital and capital expenditures; (iii) it reduces the availability under the revolving loan commitment under the Amended Credit Agreement to $8,357,000; (iv) it extinguishes any further term loan commitments under the Amended Credit Agreement and (v) it resets certain financial covenants contained in the Amended Credit Agreement. The First Amendment also confirms that since August 31, 2001 and so long as events of defaults exist, the default interest rate (an effective rate of 12% per annum at September 30, 2001) would be charged under the Amended Credit Agreement. Additionally, under the First Amendment, the Lenders and Pen Holdings entered into Bridge Term Loan (the “Bridge Note”), whereby in exchange for amending the Amended Credit Agreement, the Lenders received additional fees (in the form of the Bridge Note) up to a maximum of $3,000,000. Such Bridge Note requires no principal payment until maturity and accrues interest at the default interest rate (13.75% per annum as of September 30, 2001), as adjusted under the Amended Credit Agreement. Pen Holdings has also paid certain other fees and expenses to the Lenders in connection with negotiating the First Amendment.

     At December 31, 2000, prior to the Fork Creek Properties reserve sale and Amended Credit Agreement, all of the Company’s indebtedness had been classified as current due to potential events of defaults or defaults that existed at the balance sheet date under the Company’s then operative credit agreement. Since such defaults at December 31, 2000 have been cured, the Company’s indebtedness as of September 30, 2001 has been re-classified. However, the indebtedness related to the Amended Credit Agreement continues to be classified as current in accordance with the renegotiated terms.

Impairment Loss

     In conjunction with the proposed disposition of its one-third interest in International Marine Terminals (“IMT”), the Company has determined that the carrying value of this investment has been impaired. During the three months ended September 30, 2001, the Company is recognizing an impairment loss of $11,444,000 before related tax benefits on its one-third interest in IMT.

     The Company has received a non-binding letter of intent from a potential purchaser of its partnership interest in IMT. The parties expect to close the transaction before December 31, 2001. If this transaction is consummated, the Company expects to obtain access to additional cash of approximately $9,000,000 to be applied in accordance with the provisions of the First Amendment and to use for working capital, including the December 2001 payment of interest on its Senior Notes. However, the Company cannot provide any assurance that it will consummate the proposed transaction on the terms set forth in the letter of intent or at all. If this transaction or any other transaction does not close, the Company would retain its partnership interest, as well as its contingent obligation as described in Note 8. Additional impairment losses could result from the Company’s retention of its partnership interest in IMT.

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

     The statements of operations for the three and nine months ended September 30, 2000, have been reclassified to reflect these discontinued operations.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investments in affiliated enterprises in which the Company owns less than a controlling interest are presented under the equity basis of accounting representing the Company’s investment in affiliates, reduced by goodwill amortization and increased (decreased) by the Company’s proportionate equity in net income (losses) of the unconsolidated affiliates.

Change in Accounting Principle

     During the nine months ended September 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon usage. In prior years, the Company has had a relatively even mix of operations in underground mining and surface mining. However, the Company started two new underground mines in 2000. The underground mining process requires a large amount of mining supplies and supply parts inventory. The anticipated tons to be produced from underground mining is projected to increase to over 75% of the Company’s production in the next few years. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by matching revenues with related expenses. The $1,026,000 cumulative effect of the change on prior years (after reduction for income taxes of $616,000) is included in income of the nine months ended September 30, 2000. The supplies inventory balance at December 31, 1999 was $1,723,000. The pro forma effect of the adoption for periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods.

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

     In the opinion of management, the accompanying interim financial statements contain all adjustments of a normal and recurring nature necessary for a fair presentation of the Company’s financial position as of September 30, 2001, its results of operations for three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern.

NOTE 3-INVENTORIES:

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Coal	$2,061	$1,604

Supplies	1,259	1,400

	$3,320	$3,004

NOTE 4-COAL RESERVES AND MINE DEVELOPMENT COSTS:

     Coal reserves and mine development costs consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Coal reserves	$134,970	$153,967

Other mine development costs	34,207	31,625

	169,177	185,592

Accumulated depletion	(37,982)	(33,747)

	$131,195	$151,845

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Machinery and equipment	$100,297	$99,160

River terminals	11,683	11,633

Buildings	8,680	8,135

Coal preparation plant	19,830	20,042

Other	2,495	3,713

	142,985	142,683

Accumulated depreciation	(63,467)	(56,912)

	$79,518	$85,771

NOTE 6-REVOLVING LINES OF CREDIT:

     Effective May 31, 2001 the Company entered into the Amended Credit Agreement. Under the original credit facility, the Company had a principal borrowing limit of $40,000,000. The Amended Credit Agreement originally provided up to $32,000,000 in term loans and a maximum revolving line of credit of $15,000,000. Such availability has been reduced by the First Amendment. The Amended Credit Agreement originally expired in June 2003. The expiration date of the Amended Credit Agreement has been changed to January 28, 2002 by the First Amendment. The original availability under the revolving line of credit in the Amended Credit Agreement was based on a formula of eligible accounts receivable and eligible inventory not to exceed $15,000,000. See Note 1 and Item 2 “Management’s Discussion And Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Borrowings bear interest at a variable rate based upon a stated reference rate (an effective rate of 12.00% at September 30, 2001). This is the current default rate of interest under the Amended Credit Agreement. The revolving line of credit had an amount outstanding of $1,958,000 and $31,936,000 at September 30, 2001 and December 31, 2000, respectively. Additionally, $4,360,000 was committed for outstanding letters of credit at December 31, 2000. The Amended Credit Agreement contains financial and operational covenants which have been amended by the First Amendment.

     As of November 28, 2001, Pen Holdings entered into the First Amendment to the Amended Credit Agreement (“First Amendment”). Under the First Amendment, Pen Holdings has agreed to further amend the Amended Credit Agreement such that (i) the maturity of the obligations under the Amended Credit Agreement is now January 28, 2002, except as extended under certain circumstances to April 12, 2002, as described in the First Amendment, (ii) it permits Pen Holdings to utilize the proceeds from certain asset dispositions for working capital and capital expenditures; (iii) it reduces the availability under the revolving loan commitment under the Amended Credit Agreement to $8,357,000; (iv) it extinguishes any further term loan commitments under the Amended Credit

Agreement and (v) it resets certain financial covenants contained in the Amended Credit Agreement. The First Amendment also confirms that since August 31, 2001 and so long as events of defaults exist, the default interest rate (an effective rate of 12% per annum at September 30, 2001) would be charged under the Amended Credit Agreement. Additionally, under the First Amendment, the Lenders and Pen Holdings entered in the Bridge Note, whereby in exchange for amending the Amended Credit Agreement, the Lenders received additional fees (in the form of the Bridge Note) up to a maximum of $3,000,000. Such Bridge Note requires no principal payment until maturity and accrues interest at the default interest rate (13.75% per annum as of September 30, 2001), as adjusted under the Amended Credit Agreement. Pen Holdings has also paid certain other fees and expenses to the Lenders in connection with negotiating the First Amendment.

NOTE 7-LONG TERM DEBT:

     Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000

	(in thousands)	(in thousands)
Senior 9-7/8% Notes (the “Senior Notes”) due 2008 in the aggregate principal amount of $100,000,000. On June 8, 1998, Pen Holdings issued the Senior Notes which accrue interest at 9-7/8%, payable semi-annually in June and December through the maturity date of June 15, 2008. The entire principal amount is due at the maturity date. The Senior Notes were issued with an aggregate original issue discount of $784,000, which is being amortized over the ten year term of the Senior Notes. The Senior Notes are general unsecured obligations of Pen Holdings ranking generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Company. The Senior Notes are unconditionally guaranteed (the “Guarantees”) on a senior unsecured basis, as to the payment of principal, premium, if any, and interest, fully and unconditionally, jointly and severally, by certain of Pen Holdings’ subsidiaries (the “Guarantors”). The Guarantees will rank generally the same in priority of payment with all existing and future unsubordinated indebtedness of the Guarantors and senior in right of payment to all existing and future indebtedness of the Guarantors. The Senior Notes are redeemable at the option of Pen Holdings, in whole or in part, at any time on or after June 15, 2003 at premiums to face value identified in the Indenture by and among Pen Holdings, the Guarantors, and The Bank of New York, as Trustee, dated June 8, 1998 (the “Indenture”), relating to the Senior Notes	$99,477	$99,419

Term debt collateralized by certain of the Company’s assets with a net book value of $178,040,000 at September 30, 2001. Effective May 31, 2001, the Company entered into the Amended Credit Agreement, which provided for term loans, of which $29,500,000 has been advanced as of September 30, 2001. The Amended Credit Agreement provided for monthly interest payments based upon a stated reference plus the applicable margin (13.75% as of September 30, 2001) and principle reductions of $500,000 in February and May of 2002 and $1,000,000 in August and November 2002 and in February 2003 with the balance due by May 31, 2003. As of November 28, 2001, Pen Holdings entered into the First Amendment. Under the First Amendment, Pen Holdings has agreed to further amend the Amended Credit Agreement such that (i) the maturity of the obligations under the Amended Credit Agreement is now January 28, 2002, except as extended under certain circumstances to April 12, 2002, as described in the First Amendment, (ii) it permits Pen Holdings to utilize the proceeds from certain asset dispositions for working capital and capital expenditures; (iii) it reduces the availability under the revolving loan commitment under the Amended Credit Agreement to $8,357,000; (iv) it extinguishes any further term loan commitments under the Amended Credit Agreement and (v) it resets certain financial covenants contained in the Amended Credit Agreement. The First Amendment also confirms that since August 31, 2001 and so long as events of defaults exist, the default interest rate (or an effective rate of 13.75% per annum at September 30, 2001) would be charged under the Amended Credit Agreement. Additionally, under the First Amendment, the Lenders and Pen Holdings entered into the Bridge Note, whereby in exchange for amending the Amended Credit Agreement, the Lenders received additional fees (in the form of the Bridge Note) up to a maximum of $3,000,000. Such Bridge Note requires no principal payment until maturity and accrues interest at the default interest rate (13.75% per annum as of September 30, 2001), as adjusted under the Amended Credit Agreement. Pen Holdings has also paid certain other fees and expenses to the Lenders in connection with negotiating the First Amendment	29,500

Notes payable collateralized by an office building which serves as the Company’s headquarters, with a net book value of $2,688,000 at September 30, 2001, payable in monthly installments of $37,000 through 2016. Interest included in the monthly installments is a fixed rate of 8.33%	3,802	3,893

Total long-term debt	132,779	103,312

Current maturities of long-term debt	(29,630)	(103,312)

	$103,149	$—

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

     Pen Holdings is a guarantor of $2,429,000 of debt that the purchaser of Pen Cotton of South Carolina, Inc. incurred in connection with the purchase transaction. Pen Holdings is a guarantor of $81,000 of debt that its partner in Camden Hardwood Company used for its investment. This partnership is reflected as part of the discontinued operations. Both of the loans for which Pen Holdings is a guarantor are performing according to their terms. In addition, through its ownership of a partnership interest in IMT, the Company is contingently liable for approximately $13,300,000 of IMT’s long-term debt. The Company has placed in escrow zero-coupon bonds with an amortized cost of $10,023,000 which mature concurrently with the maturity of IMT’s long-term debt in 2006. At their maturity, the bonds’ face value will approximate the Company’s portion of IMT’s long-term debt.

NOTE 9-RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August and October 2001, the FASB issued Statements of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. No. 143 will be effective for the Company in the first quarter of 2003. No. 144 will be effective for the Company in the first quarter of 2002. The Company is in the process of ascertaining the impact these new standards will have on its financial statements.

NOTE 10 – LIQUIDITY:

     As a result of the Company encountering unfavorable mining conditions during much of 2001, the Company, as of August 31, 2001 was not in compliance with the covenants in the Amended Credit Agreement. Due to this covenant non-compliance, the Company has entered into the First Amendment. See Note 1. The terms of the First Amendment have placed severe limitations on the Company’s ability to obtain sufficient sources of liquidity to fund its capital expenditures and its working capital needs.

     Due to its lack of liquidity, the Company currently has no available source of funds to pay the interest payment that is due on the Senior Notes on December 15, 2001 or to pay the total amount due under the Amended Credit Agreement. If the Company is unable to make its December 15, 2001 interest payment on the Senior Notes, such failure could have a material adverse effect on the Company’s liquidity and financial position.

     Under the First Amendment, the maturities of the obligations under the Amended Credit Agreement and Bridge Notes expire, if they are not extended, on January 28, 2002. If the maturity of the obligations is not extended or refinanced, the Company would lack the funds to repay the Lenders that would in turn cause defaults under the other agreements of the Company including the Indenture and Senior Notes. The Lenders hold liens on substantially all of the Company’s assets and could seek to enforce those liens upon the maturity of the indebtedness owing under the Amended Credit Agreement. If the Company’s obligations under the Amended Credit Agreement mature, such events would have a material adverse effect on the Company’s liquidity and financial position.

     The Company has engaged financial advisors and legal counsel to assist reviewing its strategic and restructuring alternatives. The Company is (i) engaged in discussions with lenders seeking alternative sources of financing that may be able to replace the credit that has been extended by the Lenders, (ii) taking steps to improve operational results, and (iii) exploring the disposition of certain of its assets and other transactions which may give rise to liquidity for the Company to both extend the maturity of the Amended Credit Agreement and to pay the December 15, 2001 interest payment on the Senior Notes. There can be no assurance that the Company’s efforts will be successful.

     Additionally, given the Company’s current liquidity position, management cannot anticipate how the Company’s customers, other creditors, service providers or vendors may react to its current financial position. There can be no assurance that the Company will be able to continue to enter into transactions and receive supplies and services required for its business from its vendors and suppliers. The inability of the Company to engage vendors and suppliers on customary terms, or at all, would have a materially adverse effect on the Company’s financial position and liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report that are not historical facts are “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intends,” “anticipates,” or “forecasts” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward looking statements are only predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to the Company’s ability to make the December 15, 2001 interest payment on the Senior Notes, its ability to obtain replacement financing for the Amended Credit Agreement which, without extension by the Lenders, expires on January 28, 2002, the Company’s reliance on long-term sales contracts, the Company’s reliance on long-term mineral leases, the competitive environment in which the Company operates, the risks inherent to the mining industry, acquisitions, government regulation, reclamation and mine closure accruals, the effects of Clean Air Act Amendments on the coal industry, replacement and recoverability of coal reserves, economic conditions in the coal industry generally and technological developments. Some of these risks are described in more detail in Pen Holdings’ Annual Report on Form 10-K for the year ended December 31, 2000, filed with the U.S. Securities and Exchange Commission on April 30, 2001. See “ITEM 1. BUSINESS-RISK FACTORS”. Such risks could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward looking statements.

General

     The Company is engaged in the mining, preparation, marketing and leasing of primarily compliance and low-sulfur coal from mines located in the Central Appalachian region of eastern Kentucky and southern West Virginia. Based on the reserve information compiled by third parties, the Company controls the mineral rights to approximately 199 million tons of coal reserves, of which management believes 50% is owned in fee. In the three and nine months ended September 30, 2001, the Company sold approximately 1,332,000 and 4,206,000 tons of coal, respectively, approximately 92.9% and 96.9% of which were generated from captive production, respectively, with the remainder purchased from other coal mine operators. During the three and nine months ended September 30, 2001, approximately 73.8% and 70.8% respectively of the tonnage was sold to nine long-term sales contract customers. The Company sells coal primarily to domestic public utilities and industrial customers. Coal sales under long-term sales contracts (contracts with a term longer than one year) are the primary source of revenues for the Company.

     The Company also generates revenues by leasing portions of its mineral rights to independent coal producers in exchange for revenue-based lease royalties. Generally, the lease terms provide the Company with a royalty fee of up to 10% of the sales price of the coal with a minimum of $1.75 to $2.50 per ton. The terms of such leases vary from five years to the life of the reserves. A minimum advance annual royalty is required whether or not the property is mined. Such minimum royalty can be recouped by the lessee as a credit against royalties owed on production if such production is within a specified period of time after a minimum advance royalty is paid by the lessee.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Expenses (income):

Cost of sales	111.0	87.4	104.0	91.6

Selling, general and administrative	2.0	4.0	4.0	3.9

Interest expense	12.3	7.3	10.7	5.9

Interest income	(0.1)	(0.1)	(0.1)	(0.4)

Litigation settlement	0.0	0.0	0.7	0.0

Impairment loss	28.0	0.0	9.6	0.0

Other (income) expense	0.1	(0.5)	(0.5)	0.7

Income (loss) from continuing operations before income taxes	(53.4)	1.9	(28.3)	(1.7)

Provision (benefit) for income taxes	(17.1)	1.2	(9.5)	(0.7)

Income (loss) from continuing operations	(36.2)	0.7	(18.9)	(1.0)

Income from discontinued operations, net of tax	0.0	0.1	0.0	0.5

Net income (loss) before extraordinary items and change in accounting principle	(36.2)	0.8	(18.9)	(0.5)

Extraordinary loss, net of tax	0.0	0.0	(0.1)	0.0

Income (loss) before change in accounting principle	(36.2)	0.8	(19.0)	(0.5)

Change in accounting principle, net of tax	0.0	0.0	0.0	0.9

Net income (loss)	(36.2)%	0.8%	(19.0)%	0.4%

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues

     Coal sales. Coal sales revenues were $38,830,000 for the three months ended September 30, 2001 compared to $31,786,000 for the three months ended September 30, 2000, an increase of 22.2%. The increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume increased to 1,332,000 tons for the three months ended September 30, 2001 from 1,174,000 tons for the three months ended September 30, 2000, an increase of 13.5%. The increase is primarily attributable to an increase in production at the Fork Creek mines, which began coal shipments in September 2000.

     Coal leasing. Coal leasing revenues were $2,079,000 for the three months ended September 30, 2001 compared to $1,779,000 for the three months ended September 30, 2000, an increase of 16.9%. The increase is primarily attributable to an increase in royalties resulting from increased coal sales price realized by the Company’s lessees. Production from lessees’ mining operations was 796,000 tons for the three months ended September 30, 2001 compared to 901,000 for the three months ended September 30, 2000, a decrease of 11.7%.

     Other. The Company had no other revenues for the three months ended September 30, 2001 compared to $2,126,000 for the three months ended September 30, 2000. Other revenues for the three months ended September 30, 2000 were generated from a timber sale from a large tract of timber overlying the Company’s Fork Creek Properties.

Cost of Sales

     Cost of sales-Coal sales. Cost of coal sales totaled $44,598,000 for the three months ended September 30, 2001 compared to $30,209,000 for the three months ended September 30, 2000, an increase of 47.6% during a period in which tons sold increased by 13.5%. The increase resulted primarily from higher than expected costs at the Company’s Fork Creek mines, which are due primarily to continued adverse mining conditions that have caused lower than expected production and plant recovery at the Company’s Fork Creek mines. Additionally, the Company has continued to experience development delays which were created because of a highly competitive labor market and the inability to fund planned capital expenditures. These development delays and adverse mining conditions have caused coal production to remain below 50% of capacity from the Fork Creek property.

     Cost of sales-Leasing. Cost of coal lease revenues totaled $826,000 for the three months ended September 30, 2001 compared to $990,000 for the three months ended September 30, 2000, a decrease of 16.6%. The decrease primarily resulted from a decrease in the volume of coal mined by the Company’s lessees.

Other

     Selling, general and administrative expenses totaled $815,000 for the three months ended September 30, 2001 compared to $1,416,000 for the three months ended September 30, 2000, a decrease of 42.4%. Selling, general and administrative expenses were 2.0% and 4.0% of revenues for the three months ended September 30, 2001 and 2000, respectively. This decrease primarily resulted from a reduction of previously accrued but unpaid incentive compensation.

     As a result, EBITDA (“EBITDA” as defined to mean operating income (revenue less cost of sales and selling, general and administrative expenses) plus depreciation, depletion and amortization; EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income or as an indicator of operating performance or to cash flows as a measure of liquidity) totaled ($745,000) for the three months ended September 30, 2001 compared to $6,882,000 for the three months ended September 30, 2000, a decrease of 110.8%. This decrease is primarily attributable to increased mining costs at the Company’s operations.

     Interest expense totaled $5,038,000 for the three months ended September 30, 2001 compared to $2,615,000 for the three months ended September 30, 2000, an increase of 92.7%. This increase primarily resulted from higher interest rates charged on line of credit and term loan borrowings. In addition, interest related to the Fork Creek development for the three months ended September 30, 2000 was capitalized during that period.

     Interest income totaled $33,000 for the three months ended September 30, 2001 compared to $43,000 for the three months ended September 30, 2000, a decrease of 23.3%.

     The Impairment loss of $11,444,000 for the three months ended September 30, 2001 relates to the Company’s recognition of a loss on its investment in IMT. See Note 1 – Description of Business.

     Other expense was $59,000 for the three months ended September 30, 2001 compared to income of $164,000 for the three months ended September 30, 2000. Other expense for the three months ended September 30, 2001 and September 30, 2000 was primarily due to the Company’s share of the loss from its one-third partnership interest in International Marine Terminals (“IMT”), a loading facility for ocean-going bulk cargo vessels located along the Mississippi River.

     Income taxes were a benefit of $7,015,000 for the three months ended September 30, 2001 compared to an expense of $418,000 for the three months ended September 30, 2000, a decrease of $7,433,000. The decrease is a result of the loss from continuing operations before income taxes in the three months ended September 30, 2001. The decrease in the effective tax rate from 62.6% for the three months ended September 30, 2000 to 32.1% for the three months ended September 30, 2001 results primarily from the favorable impact of the amount of the tax over book depletion expense on the effective tax rate.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues

     Coal sales. Coal sales revenues were $114,033,000 for the nine months ended September 30, 2001 compared to $103,923,000 for the nine months ended September 30, 2000, an increase of 9.7%. This increase is primarily attributable to an increase in the volume of coal shipped. Coal sales volume was 4,206,000 tons for the first nine months of 2001 compared to 3,905,000 tons for the first nine months of 2000, an increase of 7.7%. The increase is primarily attributable to an increase in production at the Company’s Fork Creek mines.

     Coal leasing. Coal leasing revenues were $5,654,000 for the nine months ended September 30, 2001 compared to $5,652,000 for the nine months ended September 30, 2000. The increase is primarily attributable to an increase in royalties resulting from increased coal sales prices realized by the Company’s lessees. Production from the Company’s lessees was 2,150,000 tons for the nine months ended September 30, 2001 compared to 2,846,000 for the three months ended September 30, 2000, a decrease of 24.5%.

     Other. The Company had no other revenues for the nine months ended September 30, 2001 compared to $3,623,000 for the nine months ended September 30, 2000. Other revenues for the nine months ended September 30, 2000 were primarily generated from a timber sale from a large tract of timber overlying the Company’s Fork Creek properties.

Cost of Sales

     Cost of sales-Coal sales. Cost of coal sales totaled $121,603,000 for the nine months ended September 30, 2001 compared to $100,547,000 for the nine months ended September 30, 2000, an increase of 20.9%, while tons sold increased 7.7%. The increase resulted primarily from higher than expected costs at the Company’s Fork Creek mines, which are due primarily to adverse initial mining conditions and development issues at the Company’s Fork Creek mines. The development issues were created because of a highly competitive labor market and the inability to fund planned capital expenditures due to a lack of liquidity.

     Cost of sales-Leasing. Cost of coal lease revenues totaled $2,906,000 for the nine months ended September 30, 2001 compared to $3,112,000 for the nine months ended September 30, 2000, a decrease of 6.6%. The decrease primarily resulted from a decrease in the volume of coal mined by lessees.

Other

     Selling, general and administrative expenses totaled $4,757,000 for the nine months ended September 30, 2001 compared to $4,455,000 for the nine months ended September 30, 2000, an increase of 6.8%. Selling, general, and administrative expenses were 4.0% of revenues for the nine months ended September 30, 2001 and 3.9% of revenues for the nine months ended September 30, 2000. This increase resulted primarily from increased legal costs associated with loan administration issues during the first six months of 2001.

     As a result, EBITDA totaled $4,425,000 for the nine months ended September 30, 2001 compared to $16,676,000 for the nine months ended September 30, 2000, a decrease of 73.5%. This decrease is primarily attributable to increased mining costs at the Company’s operations.

     Interest expense totaled $12,753,000 for the nine months ended September 30, 2001 compared to $6,651,000 for the nine months ended September 30, 2000, an increase of 91.7%. This increase primarily resulted from higher interest rates charged on line of credit and term loan borrowings. In addition, interest related to the Fork Creek development for the nine months ended September 30, 2000 was capitalized.

     Interest income totaled $99,000 for the nine months ended September 30, 2001 compared to $431,000 for the nine months ended September 30, 2000, a decrease of 77.0%. Interest income for the nine months ended September 30, 2000 primarily related to Black Lung Excise Tax refunds recognized in that period.

     The Litigation settlement expense of $814,000 for the nine months ended September 30, 2001 relates to interest accrued on the Cheyenne Litigation. The amounts owed by Elk Horn as a result of this litigation were paid in full on June 4, 2001.

     The Impairment loss of $11,444,000 for the nine months ended September 30, 2001 relates to the Company’s recognition of a loss on its investment in IMT. See Note 1 – Description of Business.

     Other (income) expense was other income of $563,000 for the nine months ended September 30, 2001 compared to other expense of $766,000 for the nine months ended September 30, 2000. Other income for the nine months ended September 30, 2001 was primarily due to a net gain on sales of coal reserves and mineral rights. Other expense for the nine months ended September 30, 2000 was primarily due to the Company’s share of the loss from its one-third partnership interest in IMT.

     Income taxes were a benefit of $11,327,000 for the nine months ended September 30, 2001 compared to a benefit of $747,000 for the nine months ended September 30, 2000, an increase of $10,580,000. The increase is a result of a larger loss in the nine months ended September 30, 2001. The decrease in the effective tax rate from 39.3% for the nine months ended September 30, 2000 to 33.4% for the nine months ended September 30, 2001 results primarily from the reduced favorable impact of the amount of the tax over book depletion expense on the effective tax rate.

Inflation

     Inflation has not had a significant effect on the Company’s business; however, the Company’s revenues and costs have been and are expected to continue to be affected by fluctuations in the coal market prices and diesel fuel costs.

Liquidity and Capital Resources

     At September 30, 2001, the Company had total indebtedness including capital leases, revolving credit loans, and current maturities of $145,249,000. On June 8, 1998, Pen Holdings issued the Senior Notes (the “Offering”). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1998. As a result of the Offering, the Company has significant indebtedness and debt service requirements. The Indenture for the Senior Notes permits the Company to incur additional indebtedness, subject to certain limitations. The Indenture also includes certain covenants that, among other things: (i) limit the incurrence by the Company of additional indebtedness; (ii) restrict the ability of the Company to pay dividends or make certain other payments; (iii) limit transactions by the Company with affiliates; (iv) limit the ability of the Company to incur certain liens; (v) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person; and (vi) limit the ability of the Company to engage in other lines of business.

     In connection with the Offering, Pen Holdings refinanced its senior secured indebtedness and entered into an Amended and Restated Credit Agreement, dated June 8, 1998, among Pen Holdings, certain of its subsidiaries and the lenders named therein, which provided for aggregate borrowings of up to $40,000,000 in principal. On May 31, 2001, the Company entered into the Amended Credit Agreement by and among Pen Holdings and certain financial institutions party thereto (the “Lenders”). The Amended Credit Agreement provided for (a) revolving loans the aggregate outstanding principal amount of which would not exceed $15,000,000 at any one time, and (b) term loans in an aggregate principal amount of up to $32,000,000 of which $29,500,000 had been advanced. The Lenders are the successor to the former lenders under the Amended Credit Agreement. The Lenders have taken assignment to, and the assumption of, all of the rights and obligations of the prior lenders under the Amended Credit Agreement and the assignment to the agents, for the ratable benefit of the Lenders, of all rights of the prior agent under the former Amended Credit Agreement and related loan documents in the collateral securing the indebtedness. As a result of entering into the Amended Credit Agreement, the outstanding indebtedness obtained was converted into revolving loans and term loans under and subject to the terms and conditions of the Amended Credit Agreement. The Lenders have guarantees from each of the subsidiaries of Pen Holdings and have security interests and mortgages on substantially all of Pen Holdings’ and its subsidiaries’ properties to secure obligations under the Amended Credit Agreement. Borrowings bear interest at a variable rate equal to the Reference Rate (as defined therein) plus a margin which increases in accordance with a schedule described in the Credit Agreement. At September 30, 2001 the margins were 2.0% and 3.75% on the outstanding balances on the line of credit and term loan respectively. The Credit Agreement contains certain restrictions and limitations, including financial and operational covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar payments.

     As of November 28, 2001, Pen Holdings entered into the First Amendment. Under the First Amendment, Pen Holdings has agreed to further amend the Amended Credit Agreement such that (i) the maturity of the obligations under the Amended Credit Agreement is now January 28, 2002, except as extended under certain circumstances to April 12, 2002, as described in the First Amendment, (ii) it permits Pen Holdings to utilize the proceeds from certain asset dispositions for working capital and capital expenditures; (iii) it reduces the availability under the revolving loan commitment under the Amended Credit Agreement to $8,357,000; (iv) it extinguishes any further term loan commitments under the Amended Credit Agreement and (v) it resets certain financial covenants contained in the Amended Credit Agreement. The First Amendment also confirms that since August 31, 2001 and so long as events of defaults exist, the default interest rate (an effective rate of 12.0% per annum at September 30, 2001) would be charged under the Amended Credit Agreement. Additionally, under the First Amendment, the Lenders and Pen Holdings entered into the Bridge Note, whereby in exchange for amending the Amended Credit Agreement, the Lenders received additional fees (in the form of the Bridge Note) up to a maximum of $3,000,000. Such Bridge Note requires no principal payment until maturity and accrues interest at the default interest rate (13.75% per annum as of September 30, 2001) as adjusted under the Amended Credit Agreement. Pen Holdings has also paid certain other fees and expenses to the Lenders in connection with negotiating the First Amendment.

     The Company’s principal liquidity requirements are for debt service requirements under the Senior Notes, and other outstanding indebtedness, and for working capital needs and capital expenditures. Historically, the Company has funded its capital and operating requirements with a combination of cash on hand, operating cash flow and borrowings under credit facilities and operating leases. The Company has utilized these sources of funds to make acquisitions, fund significant capital investments in its properties, fund operations and service debt under credit facilities.

     For the three months ended September 30, 2001, the Company made capital expenditures of $2,456,000. Capital expenditures were primarily related to continued expansion of the Fork Creek development. The Fork Creek infrastructure was substantially completed in September 2000 and the Company began shipping coal from that location at that time. Given the Company’s current availability of borrowings under the Amended Credit Agreement, management cannot provide any assurances that it can provide sufficient capital expenditures to the Fork Creek development to either increase or maintain the current production. Currently, Fork Creek is producing on average approximately 120,000 tons of coal per month.

     Net cash used by operating activities was $21,988,000 for the nine months ended September 30, 2001 compared to $16,969,000 net cash generated by operating activities for the nine months ended September 30, 2000. The $38,957,000 increase in net cash used by operating activities is related to increased mining costs at the Company’s mining operations and a significant reduction in the Company’s level of accounts payable and accrued expenses. These accounts payable and accrued expenses were reduced as a result of paying the Company’s semi-annual bond payment, satisfying the judgment held by an affiliate of Travelers Casualty and Surety Company of America issued in connection with Elk Horn’s litigation with Cheyenne Resources, Inc. and making payments to its vendors after closing on the Amended Credit Agreement.

     Net cash provided by investing activities was $26,095,000 for the nine months ended September 30, 2001 compared to $21,079,000 net cash used by investing activities for the nine months ended September 30, 2000. The $47,174,000 increase in net cash provided by investing activities is primarily the result of reduced capital expenditures and proceeds from the Company’s sale of its Fork Creek reserves.

     Net cash used for financing activities of $4,018,000 for the nine months ended September 30, 2001 compared to $3,596,000 provided by financing activities in the nine months ended September 30, 2000. The increase of $7,614,000 in cash used for financing activities is a result of the Company using part of the proceeds from its sale of the Fork Creek reserves to pay down debt.

     As a result of the Company encountering unfavorable mining conditions during much of 2001, the Company, as of August 31, 2001 was not in compliance with the covenants in the Amended Credit Agreement. Due to this covenant non-compliance, the Company has entered into the First Amendment. Under the First Amendment, Pen Holdings has agreed to further amend the Amended Credit Agreement such that (i) the maturity of the obligations under the Amended Credit Agreement is now January 28, 2002, except as extended under certain circumstances to April 12, 2002, as described in the First Amendment, (ii) it permits Pen Holdings to utilize the proceeds from certain asset dispositions for working capital and capital expenditures; (iii) it reduces the availability under the revolving loan commitment under the Amended Credit Agreement to $8,357,000; (iv) it extinguishes any further term loan commitments under the Amended Credit Agreement and (v) it resets certain financial covenants contained in the Amended Credit Agreement. The First Amendment also confirms that since August 31, 2001 and so long as events of defaults exist, the interest rate (an effective rate of 12% per annum at September 30, 2001) would be charged under the Amended Credit Agreement. Additionally, under the First Amendment, the Lenders and Pen Holdings entered into Bridge Term Loan (the “Bridge Note”), whereby in exchange for amending the Amended Credit Agreement, the Lenders received additional fees (in the form of the Bridge Note) up to a maximum of $3,000,000. Such Bridge Note requires no principal payment until maturity and accrues interest at the default interest rate (13.75% per annum as of September 30, 2001) as adjusted under the Amended Credit Agreement. Pen Holdings has also paid certain other fees and expenses to the Lenders in connection with negotiating the First Amendment. The terms of the First Amendment have placed severe limitations on the Company’s ability to obtain sufficient sources of liquidity to fund its capital expenditures and its working capital needs.

     Due to its lack of liquidity, the Company currently has no available source of funds to pay the interest payment that is due on the Senior Notes on December 15, 2001 or to pay the total amount due under the Amended Credit Agreement.

     If the Company is unable to make its December 15, 2001 interest payment on the Senior Notes, such failure could have a material adverse effect on the Company’s liquidity and financial position. Management cannot provide any assurance that it will be able to find the sources of liquidity necessary to make such interest payment.

     Under the First Amendment, the obligations under the Amended Credit Agreement and Bridge Notes expire, if they are not extended, on January 28, 2002. If the maturity of the obligations is not extended or refinanced, the Company would lack the funds to repay the Lenders that would in turn cause defaults under the other agreements of the Company including the Indenture and Senior Notes. The Lenders hold liens on substantially all of the Company’s assets and could seek to enforce those liens upon the maturity of the indebtedness owing under the Amended Credit Agreement.

     If the Company’s obligations under the Amended Credit Agreement mature, such events would have a material adverse effect on the Company’s liquidity and financial position. Furthermore, if such obligations mature, in whole or in part, management cannot currently provide any assurance that it would be successful in identifying or consummating financing necessary to satisfy such obligations.

     The Company has engaged financial advisors and legal counsel to assist reviewing its strategic and restructuring alternatives. The Company is (i) engaged in discussions with lenders seeking alternative sources of financing that may be able to replace the credit that has been extended by the Lenders, (ii) taking steps to improve operational results, and (iii) is exploring the disposition of certain of its assets and other transactions which may give rise to liquidity for the Company to both extend the maturity of the Amended Credit Agreement and to pay the December 15, 2001 interest payment on the Senior Notes. There can be no assurance that the Company’s efforts will be successful.

     Additionally, given the Company’s current liquidity position, management cannot anticipate how the Company’s customers, other creditors, service providers or vendors may react to its current financial position. There can be no assurance that the Company will be able to continue to enter into transactions and receive supplies and services required for its business from its vendors and suppliers. The inability of the Company to engage vendors and suppliers on customary terms, or at all, would have a materially adverse effect on the Company’s financial position and liquidity.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of August 31, 2001, Pen Holdings was not in compliance with certain financial covenants contained in the Amended Credit Agreement relating to tons of coal required to be shipped and the maintenance of certain EDITDA (as defined in the Amended Credit Agreement) related covenants. See Note 1-Description of Business and Item 2-Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, Liquidity And Capital Resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 10.1.

First Amendment to Financing Agreement, dated as of November 28, 2001, to the Second Amended And Restated Credit Agreement, dated as of May 31, 2001 by and among the Registrant, the financial institutions from time to time party hereto, Ableco Finance LLC, as collateral agent for the Lenders and Foothill Capital Corporation, as funding agent for the Lenders

(b)  Reports on Form 8-K:

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